Form 10-Q
period 2020-06-30
Experience Investment Corp.
filed 2020-08-13
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 13, 2020, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPERIENCE INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1
Condensed Statements of Operations for the Three and Six Months ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Part III. Signatures	19

PART I - FINANCIAL INFORMATION

EXPERIENCE INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,017,478	$1,305,608
Prepaid expenses	115,750	125,000
Total Current Assets	1,133,228	1,430,608

Marketable securities held in Trust Account	277,238,850	276,261,596
TOTAL ASSETS	$278,372,078	$277,692,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$100,000	$136,694
Accrued offering costs	26,000	26,000
Income taxes payable	359,091	208,612
Total Current Liabilities	485,091	371,306

Deferred underwriting fee payable	9,625,000	9,625,000
Total Liabilities	10,110,091	9,996,306

Commitments

Class A common stock subject to possible redemption, 26,156,915 and 26,180,927 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	263,261,986	262,695,890

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,343,085 and 1,319,073 shares issued and outstanding (excluding 26,156,915 and 26,180,927 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	134	132
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding June 30, 2020 and December 31, 2019	688	688
Additional paid-in capital	3,648,312	4,214,410
Retained earnings	1,350,867	784,778
Total Stockholders’ Equity	5,000,001	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,372,078	$277,692,204

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 24, 2019 (Inception) Through June 30,
	2020	2020	2019
Formation and operating costs	$115,556	$260,686	$1,000
Loss from operations	(115,556)	(260,686)	(1,000)

Other income:
Interest income on marketable securities held in Trust Account	107,984	977,254	—

(Loss) income before provision for income taxes	(7,572)	716,568	(1,000)
Benefit (provision) for income taxes	1,590	(150,479)	—
Net (loss) income	$(5,982)	$566,089	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	8,211,860	8,202,967	6,250,000

Basic and diluted net income per common share (2)	$(0.01)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of 26,156,915 shares subject to possible redemption June 30, 2020. Excludes an aggregate of up to 937,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at June 30, 2019.
(2)	Net loss per common share – basic and diluted excludes interest income of $56,667 and $691,308 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2020.

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,319,073	$132	6,875,000	$688	$4,214,410	$784,778	$5,000,008

Change in value of common stock subject to possible redemption	17,787	2	—	—	(572,073)	—	(572,071)

Net income	—	—	—	—	—	572,071	572,071

Balance – March 31, 2020	1,336,860	134	6,875,000	688	3,642,337	1,356,849	5,000,008

Change in value of common stock subject to possible redemption	6,225	—	—	—	5,975	—	5,975

Net loss	—	—	—	—	—	(5,982)	(5,982)

Balance – June 30, 2020	1,343,085	$134	6,875,000	$688	$3,648,312	$1,350,867	$5,000,001

FOR THE PERIOD FROM MAY 24, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – May 24, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2019	7,187,500	$719	$24,281	$(1,000)	$24,000

(1)	Included an aggregate of up to 937,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from May 24, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$566,089	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(977,254)	—
Changes in operating assets and liabilities:
Prepaid expenses	9,250	—
Accounts payable and accrued expenses	(36,694)	1,000
Income taxes payable	150,479	—
Net cash used in operating activities	(288,130)	—

Cash Flows from Financing Activities
Proceeds from promissory note—related party	—	37,024
Payment of offering costs	—	(37,024)
Net cash provided by financing activities	—	—

Net Change in Cash	(288,130)	—
Cash – Beginning	1,305,608	—
Cash – Ending	$1,017,478	—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$566,096	$—
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $15,613,880 consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees and $488,880 of other offering costs. At June 30, 2020, cash of $1,017,478 was held outside of the Trust Account and is available for working capital purposes.

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The Company has until September 17, 2021 (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in money market funds that invest primarily in U.S. Treasury Bills.

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of Class B common stock subject to forfeiture. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 937,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,166,667 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	For the Period from May 24, 2019 (Inception) Through June 30, 2019
Net (loss) income	$(5,982)	$566,089	$(1,000)
Less: Income attributable to common stock subject to possible redemption	(56,667)	(691,308)	—
Adjusted net loss available to common shares	$(62,649)	$(125,219)	$(1,000)

Weighted average shares outstanding, basic and diluted	8,211,860	8,202,967	6,250,000

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.00)

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,343,085 and 1,319,073 shares of Class A common stock issued and outstanding, excluding 26,156,915 and 26,180,927 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,875,000 shares of Class B common stock issued and outstanding.

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$277,238,850	$276,261,596

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2020, we had net loss of $5,982, which consisted of operating costs of $115,556, offset by interest income on marketable securities held in the Trust Account of $107,984 and an income tax benefit of $1,590.

For the six months ended June 30, 2020, we had net income of $566,089, which consisted of interest income on marketable securities held in the Trust Account of $977,254, offset by operating costs of $260,686 and a provision for income taxes of $150,479.

For the period from May 24, 2019 (inception) through June 30, 2019, we had net loss of $1,000, which consisted of formation costs.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $277,238,850 (including approximately $2,239,000 of interest income) consisting of shares in a money market fund that invests primarily in U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we did not withdraw any interest earned on the Trust Account.

For the six months ended June 30, 2020, cash used in operating activities was $288,130. Net income of $566,089 was offset by interest income earned on marketable securities held in the Trust Account of $977,254. Changes in operating assets and liabilities provided $123,035 of cash from operating activities.

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

As of June 30, 2020, we had cash of $1,017,478 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate target business, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on September 13, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus dated September 13, 2019 filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders

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

EXPERIENCE INVESTMENT CORP.

Date: August 13, 2020	By:	/s/ Eric Affeldt
	Name:	Eric Affeldt
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Charlie Martin
	Name:	Charlie Martin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)