Form 10-Q
period 2020-09-30
Experience Investment Corp.
filed 2020-11-10
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 10, 2020, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPERIENCE INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2020 (unaudited) and for the Three Months ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Three Months ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION

EXPERIENCE INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$889,548	$1,305,608
Prepaid expenses	82,875	125,000
Total Current Assets	972,423	1,430,608

Marketable securities held in Trust Account	277,272,759	276,261,596
TOTAL ASSETS	$278,245,182	$277,692,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$99,883	$136,694
Accrued offering costs	26,000	26,000
Income taxes payable	332,467	208,612
Total Current Liabilities	458,350	371,306

Deferred underwriting fee payable	9,625,000	9,625,000
Total Liabilities	10,083,350	9,996,306

Commitments

Class A common stock subject to possible redemption, 26,141,235 and 26,180,927 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	263,161,825	262,695,890

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,358,765 and 1,319,073 shares issued and outstanding (excluding 26,141,235 and 26,180,927 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	136	132
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding September 30, 2020 and December 31, 2019	688	688
Additional paid-in capital	3,748,471	4,214,410
Retained earnings	1,250,712	784,778
Total Stockholders’ Equity	5,000,007	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,245,182	$277,692,204

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$160,688	$43,053	$421,374	$44,053
Loss from operations	(160,688)	(43,053)	(421,374)	(44,053)

Other income:
Interest income on marketable securities held in Trust Account	33,909	168,280	1,011,163	168,280

(Loss) income before income taxes	(126,779)	125,227	589,789	124,227
Benefit (provision) for income taxes	26,624	(26,088)	(123,855)	(26,088)
Net (loss) income	$(100,155)	$99,139	$465,934	$98,139

Weighted average shares outstanding, basic and diluted (1)	8,218,085	6,523,285	8,208,043	6,444,901

Basic and diluted net income per common share (2)	$(0.01)	$(0.01)	$(0.03)	$(0.01)

(1)	Excludes an aggregate of 26,141,235 and 26,187,385 shares subject to possible redemption September 30, 2020 and 2019, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income of $10,013 and $700,885 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2020 and $135,409 for the three months ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,319,073	$132	6,875,000	$688	$4,214,410	$784,778	$5,000,008

Change in value of common stock subject to possible redemption	17,787	2	—	—	(572,073)	—	(572,071)

Net income	—	—	—	—	—	572,071	572,071
Balance – March 31, 2020	1,336,860	134	6,875,000	688	3,642,337	1,356,849	5,000,008

Change in value of common stock subject to possible redemption	6,225	—	—	—	5,975	—	5,975

Net loss	—	—	—	—	—	(5,982)	(5,982)
Balance – June 30, 2020	1,343,085	$134	6,875,000	688	3,648,312	1,350,867	5,000,001

Change in value of common stock subject to possible redemption	15,680	2	—	—	100,159	—	100,161

Net loss	—	—	—	—	—	(100,155)	(100,155)
Balance – September 30, 2020	1,358,765	$136	6,875,000	$688	$3,748,471	$1,250,712	$5,000,007

FOR THE PERIOD FROM MAY 24, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – May 24, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – June 30, 2019 (unaudited)	—	—	7,187,500	719	24,281	(1,000)	24,000

Forfeiture of Founder Shares	—	—	(312,500)	(31)	31	—	—

Sale of 27,500,000 Units, net of underwriting discount and offering expenses	27,500,000	2,750	—	—	259,383,370	—	259,386,120

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	7,500,000	—	7,500,000

Common stock subject to possible redemption	(26,187,385)	(2,619)	—	—	(262,006,636)	—	(262,009,255)

Net income	—	—	—	—	—	99,139	99,139
Balance – September 30, 2019 (unaudited)	1,312,615	$131	6,875,000	$688	$4,901,046	$98,139	$5,000,004

(1)	Included an aggregate of up to 937,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the condensed financial statements.

EXPERIENCE INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from May 24, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$465,934	$98,139
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,011,163)	(168,280)
Changes in operating assets and liabilities:
Prepaid expenses	42,125	—
Accounts payable and accrued expenses	(36,811)	42,756
Income taxes payable	123,855	26,088
Net cash used in operating activities	(416,060)	(1,297)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	269,500,000
Proceeds from sale of Private Placement Warrants	—	7,500,000
Proceeds from promissory note—related party	—	231,366
Payment of offering costs	—	(410,880)
Net cash provided by financing activities	—	276,820,486

Net Change in Cash	(416,060)	1,819,189
Cash – Beginning	1,305,608	—
Cash – Ending	$889,548	1,819,189

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$465,935	$99,435
Initial classification of common stock subject to possible redemption	$—	$261,909,820
Deferred underwriting fee payable	$—	$9,625,000
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of these condensed financial statements.

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $15,613,880 consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees and $488,880 of other offering costs. At September 30, 2020, cash of $889,548 was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in money market funds that invest primarily in U.S. Treasury Bills.

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of Class B common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,166,667 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(100,155)	$99,139	$465,934	$98,139
Less: Income attributable to common stock subject to possible redemption	(10,013)	(135,409)	(700,885)	(135,409)
Adjusted net loss available to common shares	$(110,168)	$(36,270)	$(234,951)	$(37,270)

Weighted average shares outstanding, basic and diluted	8,218,085	6,523,285	8,208,043	6,444,901

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,358,765 and 1,319,073 shares of Class A common stock issued and outstanding, excluding 26,141,235 and 26,180,927 shares of Class A common stock subject to possible redemption, respectively.

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,875,000 shares of Class B common stock issued and outstanding.

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

EXPERIENCE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$277,272,759	$276,261,596

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $100,155, which consisted of operating costs of $160,688, offset by interest income on marketable securities held in the Trust Account of $33,909 and a benefit for income taxes of $26,624.

For the nine months ended September 30, 2020, we had net income of $465,934, which consisted of interest income on marketable securities held in the Trust Account of $1,011,163, offset by operating costs of $421,374 and a provision for income taxes of $123,855.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $277,272,759 (including approximately $2,273,000 of interest income) consisting of shares in a money market fund that invests primarily in U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest earned on the Trust Account.

For the nine months ended September 30, 2020, cash used in operating activities was $416,060. Net income of $465,934 was offset by interest income earned on marketable securities held in the Trust Account of $1,011,163. Changes in operating assets and liabilities provided $129,169 of cash from operating activities.

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

As of September 30, 2020, we had cash of $889,548 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate target business, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

EXPERIENCE INVESTMENT CORP.

Date: November 10, 2020	By:	/s/ Eric Affeldt
	Name:	Eric Affeldt
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Charlie Martin
	Name:	Charlie Martin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)