Form 10-K
period 2020-12-31
Experience Investment Corp.
filed 2021-03-10
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2020, as reported on the New York Stock Exchange was $274,175,000.

As of March 8, 2021, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless otherwise stated in this annual report on Form 10-K, or the context otherwise requires, references to:

•	“we,” “us,” “company” or “our company” are to Experience Investment Corp.;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering:

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our officers and directors;

•	“sponsor” are to Experience Sponsor LLC, a Delaware limited liability company; Steele ExpCo Holdings, LLC, a Delaware limited liability company, is the managing member of our sponsor and an affiliate of KSL Capital Partners V GP, LLC, a Delaware limited liability company; Eric C. Resnick, one of the Partners of KSL Capital partners, is the managing member of KSL Capital Partners V GP, LLC;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“KSL Capital Partners” are to KSL Capital Partners, LLC, a Delaware limited liability company, an affiliate of our sponsor;

•	“Partners of KSL Capital Partners” are to Coley Brenan, John Ege, Peter McDermott, Martin Newburger, one of our directors, Eric C. Resnick, Daniel Rohan, Steven S. Siegel, Bryan Traficanti and Richard Weissmann;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees.

•	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company; and

•	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of KSL Capital Partners, that we may determine to make in connection with financing our initial business combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination with Blade Urban Air Mobility, Inc. (“Blade”);

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the travel and leisure industry;

•	risks associated with acquiring an operating company or business in the travel and leisure industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

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

On December 14, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Experience Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and BLADE Urban Air Mobility, Inc., a Delaware corporation (“Blade”), providing for, among other things, and subject to the terms and conditions therein, a business combination between Blade and the Company pursuant to the proposed merger of Merger Sub with and into Blade with Blade continuing as the surviving entity (the “Merger”).

The proposed Merger is expected to be consummated after the required approval by the stockholders of the Company and by the stockholders of Blade, and the satisfaction or waiver of certain other conditions summarized below. At the reference price of $10.00 (the “Reference Price”) per share of Class A common stock of the Company (the “Company Common Stock”), the total merger consideration of 35,625,000 shares of Company Common Stock (which amount assumes all of the EIC Options (as defined below) are net exercised) would have a value of $356,250,000.

Pursuant to the Merger Agreement, at the effective time of the Merger:

(a)           each outstanding share of Blade common stock (the “Blade Common Stock”) (as of immediately prior to the closing of the Merger (the “Closing”)) that is outstanding as of immediately prior to the effective time of the Merger (other than treasury stock) will be cancelled and automatically converted into the right to receive a number of shares of Company Common Stock equal to the quotient of (i) (A) the sum of $356,250,000 plus the aggregate exercise prices of all in the money Blade Options (as defined below) outstanding as of immediately prior to the effective time of the Merger divided by (B) the fully-diluted common stock of Blade (as calculated pursuant to the Merger Agreement and including the aggregate number of shares of Blade Common Stock issuable upon the conversion of Blade Preferred Stock (as defined below) and the aggregate number of Blade Common Stock issuable upon the exercise of the in the money Blade Options (as defined below)) divided by (ii) the Reference Price (the “Closing Per Share Stock Consideration”);

(b)           each outstanding share of Blade Series Seed preferred stock, Blade Series A preferred stock and Blade Series B preferred stock (collectively, the “Blade Preferred Stock,” and together with the Blade Common Stock, the “Blade Stock”) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive a number of shares of Company Common Stock equal to the Closing Per Share Stock Consideration multiplied by the number of shares of Blade Common Stock issuable upon the conversion of each such share of Blade Preferred Stock;

(c)           each option to acquire Blade Common Stock (the “Blade Option”) that is outstanding immediately prior to the effective time of the Merger, whether vested or unvested, will be assumed and automatically converted into an option to purchase a number of shares of Company Common Stock (an “EIC Option”) equal to the product of (1) the number of shares of Blade Common Stock that were issuable upon exercise of such Blade Option immediately prior to the effective time multiplied by (2) the Closing Per Share Stock Consideration (rounded down to the nearest whole number of shares of Company Common Stock, with no cash being payable for any fractional share eliminated by such rounding), at an exercise price per share of Company Common Stock equal to the quotient obtained by dividing the exercise price per share of Blade Common Stock under such Blade Option immediately prior to the effective time of the Merger by the Closing Per Share Exchange Amount (as defined in the Merger Agreement) (rounded up to the nearest whole cent);

(d)           Each Blade Restricted Share (as defined in the Merger Agreement) that is outstanding immediately prior to the effective time of the Merger will be assumed and automatically converted into the right to receive the Closing Per Share Stock Consideration. Such Closing Per Share Stock Consideration will be subject to the same vesting restrictions as in effect immediately prior to the effective time of the Merger (such restrictions are set forth in the applicable award agreement and plan document);

(e)           Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger will no longer be outstanding and will be converted into one share of common stock of the Surviving Company; and

(f)            Each treasury stock of Blade will be cancelled and retired for no consideration.

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the Company will be providing its public stockholders with the opportunity to redeem all or a portion of their shares of Company Common Stock upon the completion of Merger at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the Merger, including interest earned on the funds held in the trust account not previously released to the Company to pay taxes, divided by the total number of then-outstanding public shares of Company Common Stock.

Each of Blade, the Company and Merger Sub have made representations and warranties in the Merger Agreement that are customary for transactions of this nature. The representations and warranties of the Company, Merger Sub and Blade will not survive the Closing.

The Merger Agreement includes customary covenants of the parties with respect to operation of the business prior to consummation of the Merger and the other transactions contemplated under the Merger Agreement (collectively, the “Transactions”) and efforts to satisfy conditions to consummation of the Transactions. The Merger Agreement also contains additional covenants of the parties, including, among others, (a) covenants providing for the Company and Blade to use reasonable best efforts to obtain all necessary regulatory approvals, (b) covenants providing for the Company and Blade to cooperate in the preparation of the Registration Statement, Proxy Statement and Consent Solicitation Statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Transactions, (c) covenants prohibiting Blade and its subsidiaries from engaging in any transactions involving the securities of the Company without the prior consent of the Company, except as contemplated in the Merger Agreement, (d) covenants providing that the Company will keep current and timely file all reports required to be filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”) and otherwise comply in all material respects with its reporting obligations under applicable securities laws, (e) covenants prohibiting the parties or their affiliates from soliciting, discussing or entering into agreements for alternative acquisition proposals, (f) covenants that require the Company to convene a stockholder meeting in order to obtain its stockholder approval of the Transactions, and (g) covenants that require the Company to obtain “tail” policies covering individuals who are currently covered by the Company’s, Blade’s or any of Blade’s subsidiaries’ directors’ and officers’ liability insurance policies.

Consummation of the Transactions is subject to customary conditions of the respective parties.

The Merger Agreement may be terminated at any time prior to the date of the Closing, as described in the Merger Agreement.

The Merger Agreement and related agreements are further described in the Form S-4 filed by the Company on filed on January 29, 2021 (as it may be amended from time to time, the “Form S-4”). For additional information regarding Blade, the Merger Agreement, the Merger and the Transactions, see the Form S-4.

Other than as specifically discussed, this report does not assume the closing of the Merger.

Business Strategy

Our business strategy is to utilize our management team’s existing investment identification and opportunity evaluation experience to identify, acquire and, after our initial business combination, implement an operating strategy with a view of creating value for our shareholders through growth, repositioning, operational improvements, capital infusion or future acquisitions. Our focus on value creation will be driven by a disciplined investment strategy that aims to conduct comprehensive due diligence, thoughtful underwriting and deep strategic analysis, resulting in a thorough evaluation of each investment opportunity. Mr. Affeldt and KSL Capital Partners are leveraging their longstanding relationships, network of industry connections and what we believe to be their ability to uncover attractive opportunities in the travel and leisure industry, including consumer businesses, and support them with market expertise. Initial business combination opportunities may be sourced through our management team’s and KSL Capital Partners’ network of travel and leisure owners and investors, operating partners, financial firms, brokers and lenders.

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

Financial Position

With funds available for a business combination in the amount of $267,318,339, as of December 31, 2020, assuming no redemptions and after payment of up to $9,625,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020, was approximately $10.06 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

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

We expect to use the amounts held outside the trust account ($846,068 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by September 17, 2021, although there can be no assurances that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.06 (based on the trust account balance as of December 31, 2020). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. There can be no assurances that the actual per-share redemption amount received by stockholders will not be substantially less than $10.06 (based on the trust account balance as of December 31, 2020). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, there can be no assurances that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($846,068 as of December 31, 2020) to pay any such potential claims but these amounts may be spent on expenses incurred as result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Corporate Information

Our executive offices are located at 100 St. Paul St., Suite 800, Denver Colorad0, 80206, and our telephone number at that location is 1-720-284-6400.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respects to us and our business. For risk factors related to the Merger, see the Form S-4.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. In this case our public stockholders may only receive $10.06 per share, (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by September 17, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until September 17, 2021, we may be unable to complete our initial business combination, in which case our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until September 17, 2021, assuming that our initial business combination is not completed during that time. We believe that, the funds available to us outside of the trust account are sufficient to allow us to operate until September 17, 2021; however, there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

As of December 31, 2020, we had $846,068 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 17, 2021; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 72,500,000 and 3,125,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

As of December 31, 2020, $267,318,339 was available for completing our initial business combination (which excludes up to approximately $9,625,000 for the payment of deferred underwriting commission).

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

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. There can be no assurances that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.06 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On March 5, 2021, there was one holder of record of our units, one holder of record of our class A common stock and one holder of record of our warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Merger Agreement

On December 14, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub and Blade, relating to a proposed business combination transaction between the Company and Blade. Merger Sub will merge with and into Blade with Blade continuing as the surviving entity (the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger:

(a)	each outstanding share of Blade common stock (the “Blade Common Stock”) (as of immediately prior to the closing of the Merger (the “Closing”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive a number of newly issued shares of our Class A common stock (the “Company Common Stock”), at the reference price of $10.00 (the “Reference Price”) per Company Common Stock, equal to the quotient of (i) (A) the sum of $356,250,000 plus the aggregate exercise prices of all in the money Blade Options (as defined below) outstanding as of immediately prior to the effective time of the Merger divided by (B) the fully-diluted common stock of Blade (as calculated pursuant to the Merger Agreement and including the aggregate number of shares of Blade Common Stock issuable upon the conversion of Blade Preferred Stock (as defined below) and the aggregate number of Blade Common Stock issuable upon the exercise of the in the money Blade Options (as defined below)) divided by (ii) the Reference Price (the “Closing Per Share Stock Consideration”);

(b)	each outstanding share of Blade Series Seed preferred stock, Blade Series A preferred stock and Blade Series B preferred stock (collectively, the “Blade Preferred Stock,” and together with the Blade Common Stock, the “Blade Stock”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive a number of newly issued shares of Company Common Stock equal to the Closing Per Share Stock Consideration multiplied by the number of shares of Blade Common Stock issuable upon the conversion of such share of Blade Preferred Stock; and

(c)	each option to acquire Blade Common Stock (the “Blade Option”) that is outstanding immediately prior to the effective time of the Merger, whether vested or unvested, will be cancelled and automatically converted into an option to purchase a number of shares of Company Common Stock equal to the product of (1) the number of shares of Blade Common Stock that were issuable upon exercise of such Blade Option immediately prior to the effective time multiplied by (2) the Closing Per Share Stock Consideration (rounded down to the nearest whole number of shares of Company Common Stock, with no cash being payable for any fractional share eliminated by such rounding), at an exercise price per share of Company Common Stock equal to the quotient obtained by dividing the exercise price per share of Blade Common Stock under such Blade Option immediately prior to the effective time of the Merger by the Closing Per Share Exchange Amount (as defined in the Merger Agreement) (rounded up to the nearest whole cent).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, identifying a target for our Business Combination, activities in connection with the proposed acquisition of Blade. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2020, we had net income of $127,718, which consisted of interest income on marketable securities held in the Trust Account of $1,016,670, offset by operating costs of $678,487 and a provision for income taxes of $210,465.

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $276,943,339 (including approximately $1,943,000 of interest income) consisting of shares in a money market fund that invests primarily in U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $334,927 of interest earned on the Trust Account to pay franchise and income taxes.

For the year ended December 31, 2020, cash used in operating activities was $794,467. Net income of $127,718 was impacted by interest income earned on marketable securities held in the Trust Account of $1,016,670. Changes in operating assets and liabilities used $94,485 of cash from operating activities.

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

As of December 31, 2020, we had cash of $846,068 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate target business, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Merger Consulting Agreement

The Company entered into an agreement on October 8, 2020, whereby the Company engaged a vendor to perform consulting services totaling $1,100,000 for market and industry research, merger profitability analyses, and potential market share estimations. The agreement specifies that $110,000, which represents 10% of the total fee, is due upon completion of the engagement. The remaining $990,000 is contingent on a successful Business Combination with Blade. As of December 31, 2020, the Company has incurred, recorded, and paid $110,000 for these services. The remaining $990,000 that is contingent on a successful Business Combination with Blade is not included within the financial statements as of December 31, 2020.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Eric Affeldt	62	Chairman and Chief Executive Officer
Charlie Martin	49	Chief Financial Officer and Treasurer
Michael Mohapp	32	Chief Investment Officer and Secretary
Martin J. Newburger	47	Director
Brian C. Witherow	54	Director
Rafael Pastor	70	Director
Ted Philip	55	Director

Eric Affeldt, our Chief Executive Officer since inception and Chairman since our initial public offering, was from 2006 to 2017 the President and Chief Executive Officer of ClubCorp, a privately held owner and operator of golf, dining and fitness clubs. In 2015, he was named to the Institutional Investor All America Executive Team in the “best CEO” consumer-leisure sector. In 2017, he assisted with the take private transaction of ClubCorp, which was previously listed on the NYSE, to an affiliate of Apollo Global Management. Prior to joining ClubCorp, he served as a principal of KSL Capital Partners from 2005 to 2007. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc, an aviation holding company, from 2000 to 2005. Prior to this, Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways; vice president and general manager of Doral Golf Resort and Spa in Miami and the PGA West and La Quinta Resort and Club in California. Mr. Affeldt is currently a member of the World Presidents Organization. He has also served on the Board of Directors of the Vail Health System, a private healthcare system in Colorado, since 2017. Mr. Affeldt served as a Director for Cedar Fair Entertainment Company (NYSE:FUN), an owner and operator of amusement parks, from 2010 to 2018, and was Chairman of the Board from 2012 to 2018. In 2010, 2015 and 2017 he was rated the most powerful person in golf by Golf Inc. In 2013, Mr. Affeldt was awarded the Cecil B. Day Ethics Award by the Dedman School of Hospitality at Florida State University. In 2016, he was added to The University of Houston’s Hospitality Hall of Fame. He holds a B.A. in Political Science and Religion from Claremont McKenna College. We believe Mr. Affeldt is well qualified to serve as one of our directors due to his extensive operational, board and investment experience.

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

Michael Mohapp, our Chief Investment Officer and Secretary since inception, is a Principal at KSL Capital Partners and a member of its Investment Committee. Mr. Mohapp joined KSL Capital Partners in 2010. He leads a deal team in its efforts to source and evaluate new acquisitions, and to negotiate and execute acquisitions and divestitures of companies. Mr. Mohapp has completed transactions in a variety of industries, including the hotel industry, ski industry, family entertainment industry, franchising industry, and fitness industry, among others. In addition to working on new acquisitions and divestitures, Mr. Mohapp helps to oversee the operations of several portfolio companies and is a member of the Board of Directors of Outrigger Hotels & Resorts, a KSL Capital Partners portfolio company. As a member of KSL Capital Partner’s Investment Committee, Mr. Mohapp provides input into strategic decisions for the firm and has a voice in the approval of new investments. Previously, Mr. Mohapp was an analyst at Citi’s Investment Banking Division in the Real Estate & Lodging Group in New York. Mr. Mohapp graduated from Wake Forest University, summa cum laude, with a B.S. in Finance.

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

Brian C. Witherow, a director, has served as executive vice president and chief financial officer of Cedar Fair Entertainment Company (NYSE:FUN), an owner and operator of amusement parks, since 2012. As chief financial officer, he is responsible for creating and executing upon a strategy to drive, account for and assess the effectiveness of Cedar Fair’s entire financial enterprise, and as executive vice president, his leadership position (which also includes IT) is to help shape Cedar Fair’s vision, long-term corporate mission and business strategy. Mr. Witherow began his career with public accounting firm Arthur Anderson, and joined Cedar Fair in 1995 as corporate director of investor relations. He was promoted to corporate treasurer in 2004 and named vice president and corporate controller the following year. Mr. Witherow has participated in or led teams through numerous acquisitions, which collectively added nine regional amusement parks and two waterparks to Cedar Fair’s asset portfolio across the U.S. and in Canada, and helped drive the acquisition of the Paramount Park properties from CBS in 2006, which added well-market positioned park assets from coast to coast in the U.S. and in Ontario, Canada. Mr. Witherow earned his B.S. in Accounting from Miami University. Mr. Witherow is well qualified to serve as a director due to his extensive experience in the leisure and recreation industries, as well as his accounting and finance background.

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

Ted Philip, a director, was from 2005 to 2019 the Chief Operating Officer of Partners in Health, a global non-profit healthcare organization, responsible for overseeing the operations of the Partners in Health projects globally including in countries such as Liberia, Sierra Leone, Rwanda and Haiti, from 2013 to 2017. Previously he served as Special Partner of Highland Consumer Fund, a consumer-oriented investment fund which he founded, from 2013 to 2017 and as Managing General Partner from 2006 to 2013. Mr. Philip was one of the founding members of the internet search company Lycos, Inc. During his time with Lycos, Mr. Philip held the positions of President, Chief Operating Officer and Chief Financial Officer at different times. Prior to joining Lycos, Mr. Philip spent time as the Vice President of Finance for The Walt Disney Company and also previously spent a number of years in investment banking. He currently serves on the board of directors of United Airlines Holdings Inc. (NASDAQ:UAL), an airline, since 2016, Hasbro, Inc. (NASDAQ: HAS), a toy and games manufacturer, since 2002 and BRP Inc. (NASDAQ: DOOO), a Canadian recreational vehicle manufacturer, since 2005. He also serves on the board of directors of Recreational Equipment, Inc., or REI, a retail and outdoor recreation company, since 2018. Mr. Philip received a B.S. in Economics and Mathematics from Vanderbilt University and an M.B.A. from Harvard Business School. Mr. Philip is well qualified to serve as a director due to his extensive public company board service as well as his extensive experience in the travel, leisure and recreation industries.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Witherow, Pastor and Philip are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting NASDAQ’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Witherow, Pastor and Philip. Mr. Witherow serves as chairman of our audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Witherow qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Pastor and Philip. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,500,000 shares of Class A common stock, which includes shares of Class A common stock underlying the units sold in our initial public offering, and 6,875,000 shares of Class B common stock outstanding as of March 5, 2021. Voting power represents the combined voting power of shares of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares pf Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Experience Sponsor LLC (3)	—	—	6,875,000	100.0%	20.0%
Eric Affeldt	—	—	—	—	—
Charlie Martin	—	—	—	—	—
Michael Mohapp	—	—	—	—	—
Martin Newburger	—	—	—	—	—
Brian C. Witherow	—	—	—	—	—
Rafael Pastor	—	—	—	—	—
Ted Philip	—	—	—	—	—
FMR LLC(4)	1,788,503	6.5%	—	—	5.2%
HG Vora Capital Management, LLC (5)	2,000,000	7.3%	—	—	5.8%
All directors and executive officers as a group (7 individuals)(2)	—	—	6,875,000	100%	20%

* less than 1%.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o Experience Investment Corp., 100 St. Paul St., Suite 800, Denver, CO 80206 .

(2) Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the Company’s prospectus filed on September 13, 2019, in the section entitled “Description of Securities.”

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

(4) According to a Schedule 13G filed with the SEC on February 8, 2021, FMR LLC, a Delaware limited liability company has the sole voting and dispositive power over 1,788,503 shares of Class A common stock reported. The business address for each reporting person is 245 Summer Street, Boston, Massachusetts 02210.

(5) According to a Schedule 13G filed with the SEC on February 12, 2021, HG Vora Capital Management, LLC, a Delaware limited liability company, has the sole voting and dispositive power over the 2,000,000 shares of Class A common stock reported. The business address for the reporting person is 330 Madison Avenue, 20th Floor, New York, New York 10017.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019 totaled $50,985 and $45,320, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXPERIENCE INVESTMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Experience Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Experience Investment Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, TX

March 10, 2021

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$846,068	$1,305,608
Prepaid expenses	50,000	125,000
Total Current Assets	896,068	1,430,608

Marketable securities held in Trust Account	276,943,339	276,261,596
TOTAL ASSETS	$277,839,407	$277,692,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$158,947	$136,694
Accrued offering costs	26,000	26,000
Income taxes payable	205,844	208,612
Total Current Liabilities	390,791	371,306

Deferred underwriting fee payable	9,625,000	9,625,000
Total Liabilities	10,015,791	9,996,306

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption 26,136,620 and 26,180,927 shares at redemption value as of December 31, 2020 and 2019, respectively	262,823,607	262,695,890

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,363,380 and 1,319,073 shares issued and outstanding (excluding 26,136,620 and 26,180,927 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	136	132
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding as of December 31, 2020 and 2019	688	688
Additional paid-in capital	4,086,689	4,214,410
Retained earnings	912,496	784,778
Total Stockholders’ Equity	5,000,009	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,839,407	$277,692,204

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from May 24, 2019 (Inception) through December 31, 2019
Operating costs	$678,487	$268,206
Loss from operations	(678,487)	(268,206)

Other income:
Interest income on marketable securities held in Trust Account	1,016,670	1,261,596

Income before income taxes	338,183	993,390
Provision for income taxes	(210,465)	(208,612)
Net income	$127,718	$784,778

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	26,160,492	26,187,830
Basic and diluted net income per share, Common stock subject to possible redemption	$0.02	$0.03
Basic and diluted weighted average shares outstanding, Common stock	8,214,508	7,170,375

Basic and diluted net loss per common share, common stock	$(0.05)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 24, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Forfeiture of Founder Shares	—	—	(312,500)	(31)	31	—	—

Sale of 27,500,000 Units, net of underwriting discount and offering expenses	27,500,000	2,750	—	—	259,383,370	—	259,386,120

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	7,500,000	—	7,500,000

Class A common stock subject to possible redemption	(26,180,927)	(2,618)	—	—	(262,693,272)	—	(262,695,890)

Net income	—	—	—	—	—	784,778	784,778
Balance – December 31, 2019	1,319,073	132	6,875,000	688	4,214,410	784,778	5,000,008

Change in value of Class A common stock subject to possible redemption	44,307	4	—	—	(127,721)	—	(127,717)

Net income	—	—	—	—	—	127,718	127,718
Balance – December 31, 2020	1,363,380	$136	6,875,500	$688	$4,086,689	$912,496	$5,000,009

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 24, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$127,718	$784,778
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,016,670)	(1,261,596)
Changes in operating assets and liabilities:
Prepaid expenses	75,000	(125,000)
Accounts payable and accrued expenses	22,253	136,694
Income taxes payable	(2,768)	208,612
Net cash used in operating activities	(794,467)	(256,512)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(275,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	334,927	—
Net cash provided by (used in) investing activities	334,927	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	269,500,000
Proceeds from sale of Private Placement Warrants	—	7,500,000
Proceeds from promissory notes – related party	—	231,366
Repayment of promissory notes – related party	—	(231,366)
Payment of offering costs	—	(437,880)
Net cash provided by financing activities	—	276,562,120

Net Change in Cash	(459,540)	1,305,608
Cash – Beginning	1,305,608	—
Cash – Ending	$846,068	$1,305,608

Supplemental cash flow information:
Cash paid for income taxes	$213,233	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$261,909,820
Change in value of Class A common stock subject to possible redemption	$127,717	$786,070
Deferred underwriting fee payable	$—	$9,625,000
Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company has one subsidiary, Experience Merger Sub, Inc., direct wholly-owned subsidiary of the Company incorporated in Delaware on December 8, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of BLADE Urban Air Mobility, Inc., a Delaware corporation (“Blade”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $846,068 in its operating bank accounts, $276,943,339 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $915,185. As of December 31, 2020, $409,908 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties to complete a business combination. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, substantially all of the assets held in the Trust Account were held in money market funds that invest primarily in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $334,927 of interest income from the Trust Account to pay franchise and income taxes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,166,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Year Ended December 31,	For the Period from May 24, 2019 (inception) through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$572,275	$886,588
Unrealized loss on marketable securities held in Trust Account	—	—
Net Income allocable to shares subject to possible redemption	$572,275	$886,588
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	26,160,492	26,187,830
Basic and diluted net income per share	$0.02	$0.03

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income	$127,718	$784,778
Net Income allocable to Common stock subject to possible redemption	(572,275)	(886,588)
Non-Redeemable Net Loss	$(444,557)	$101,810)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,214,508	7,170,375
Basic and diluted net loss per share	$(0.05)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 312,500 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture.

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

Merger Agreement

On December 14, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub and Blade, relating to a proposed business combination transaction between the Company and Blade.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Blade with Blade continuing as the surviving entity (the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger:

(d)	each outstanding share of Blade common stock (the “Blade Common Stock”) (as of immediately prior to the closing of the Merger (the “Closing”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive a number of newly issued shares of Class A common stock of the Company (the “Company Common Stock”), at the reference price of $10.00 (the “Reference Price”) per Company Common Stock, equal to the quotient of (i) (A) the sum of $356,250,000 plus the aggregate exercise prices of all in the money Blade Options (as defined below) outstanding as of immediately prior to the effective time of the Merger divided by (B) the fully-diluted common stock of Blade (as calculated pursuant to the Merger Agreement and including the aggregate number of shares of Blade Common Stock issuable upon the conversion of Blade Preferred Stock (as defined below) and the aggregate number of Blade Common Stock issuable upon the exercise of the in the money Blade Options (as defined below)) divided by (ii) the Reference Price (the “Closing Per Share Stock Consideration”);

(e)	each outstanding share of Blade Series Seed preferred stock, Blade Series A preferred stock and Blade Series B preferred stock (collectively, the “Blade Preferred Stock,” and together with the Blade Common Stock, the “Blade Stock”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive a number of newly issued shares of Company Common Stock equal to the Closing Per Share Stock Consideration multiplied by the number of shares of Blade Common Stock issuable upon the conversion of such share of Blade Preferred Stock; and

(f)	each option to acquire Blade Common Stock (the “Blade Option”) that is outstanding immediately prior to the effective time of the Merger, whether vested or unvested, will be cancelled and automatically converted into an option to purchase a number of shares of Company Common Stock equal to the product of (1) the number of shares of Blade Common Stock that were issuable upon exercise of such Blade Option immediately prior to the effective time multiplied by (2) the Closing Per Share Stock Consideration (rounded down to the nearest whole number of shares of Company Common Stock, with no cash being payable for any fractional share eliminated by such rounding), at an exercise price per share of Company Common Stock equal to the quotient obtained by dividing the exercise price per share of Blade Common Stock under such Blade Option immediately prior to the effective time of the Merger by the Closing Per Share Exchange Amount (as defined in the Merger Agreement) (rounded up to the nearest whole cent).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and, 2019, there were 1,363,380 and 1,319,073 shares of Class A common stock issued and outstanding, excluding 26,136,620 and 26,180,927 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,875,000 shares of Class B common stock issued and outstanding.

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

Redemption of Warrants for Shares of Class A Common Stock—Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

• •	in whole and not in part; at a price equal to a number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;
•	upon a minimum of 30 days’ prior written notice of redemption;
•	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
•	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of the Company’s Class A common stock) as the Company’s outstanding Public Warrants, as described above; and
•	if, and only if, there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$122,876	$—
Total deferred tax asset	122,876	—
Valuation allowance	(122,876)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$170,647	$208,612
Deferred	(99,629)	—

State and Local
Current	39,818	—
Deferred	(23,247)	—

Change in valuation allowance	122,876	—

Income tax provision	$210,465	$208,612

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the available information, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $122,876 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.9%	0.0%
Valuation allowance	36.3%	0.0%
Income tax provision	62.2%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on management’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$276,943,339	$276,261,596

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 12, 2019, by and among the Company, Deutsche bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities, LLC, as representatives of the several underwriters. (1)
2.1	Agreement and Plan of Merger, dated as of December 14, 2020. (4)
3.1	Amended and Restated Memorandum and Articles of Incorporation. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated September 12, 2019, by and between American Stock Transfer & Trust Company, as warrant agent, and the Company. (1)
4.5	Description of Capital Stock of Experience Investment Corp. (5)
10.1	Promissory Note, dated as of May 24, 2019, issued to Experience Sponsor LLC (3)
10.2	Letter Agreement, dated September 12, 2019, by and among the Company, its officers, directors and Experience Sponsor LLC (1)
10.3	Investment Management Trust Account Agreement, dated September 12, 2019, by and between American Stock Transfer & Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated September 12, 2019, by and among the Company and the certain security holders. (1)
10.5	Securities Subscription Agreement, dated May 24, 2019, by and between the Company and Experience Sponsor LLC (3)
10.6	Private Placement Warrants Purchase Agreement, dated September 12, 2019, by and between the Company and Experience Sponsor LLC (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Investor Rights Agreement, dated as of December 14, 2020. (4)
10.9	Sponsor Letter Agreement, dated as of December 14, 2020. (4)
10.10	Form of Support Agreement. (4)
10.11	Form of PIPE Subscription Agreement. (4)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 18, 2019.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 4, 2019.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 23, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 15, 2020.

(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 20, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2021

Experience Investment Corp.

By:	/s/ ERIC AFFELDT
Eric Affeldt
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ ERIC AFFELDT	Chief Executive Officer	March 10, 2021
Eric Affeldt	(Principal Executive Officer)

/s/ CHARLIE MARTIN	Chief Financial Officer and Treasurer	March 10, 2021
Charlie Martin	(Principal Financial and Accounting Officer)

/s/ MARTIN J.NEWBURGER	Director	March 10, 2021
Martin J. Newburger

/s/ Brian C. Witherow	Director	March 10, 2021
Brian C. Witherow

/s/ RAFAEL PASTOR	Director	March 10, 2021
Rafael Pastor

/s/ EDWARD PHILIP	Director	March 10, 2021
Edward Philip