Form 10-K/A
period 2020-12-31
Experience Investment Corp.
filed 2021-05-07
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Experience Investment Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on September 13, 2019, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements, including its balance sheet as of September 17, 2019 (date of IPO), its quarterly unaudited financial statements for the periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and its audited financial statements for the period from May 24, 2019 (inception) through December 31 2019 and for the year ended December 31, 2020, for the period from May 24, 2019 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on September 13, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Report to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A, in the Original Filing to give effect to the change in accounting for the warrants.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety. This Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Report does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After discussion with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the years ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2019. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the year ended December 31, 2020.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 9,166,667 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 5,000,000 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Results of Operations (restated)

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

For the year ended December 31, 2020, we had net loss of $20,522,282, which consisted of interest income on marketable securities held in the Trust Account of $1,016,670, offset by a change in the fair value of warrant liabilities of $20,650,000, operating costs of $678,487 and a provision for income taxes of $210,465.

For the three months ended September 30, 2020, we had net loss of $5,125,155, which consisted of operating costs of $160,688 and a change in the fair value of warrant liabilities of $5,025,000, offset by interest income on marketable securities held in the Trust Account of $33,909 and a benefit for income taxes of $26,624.

For the nine months ended September 30, 2020, we had net loss of $1,942,399, which consisted of interest income on marketable securities held in the Trust Account of $1,011,163, offset by operating costs of $421,374, a change in the fair value of warrant liabilities of $2,408,333, and a provision for income taxes of $123,855.

For the three months ended June 30, 2020, we had net loss of $2,514,315, which consisted of operating costs of $115,556 and a change in the fair value of warrant liabilities of $2,508,333, offset by interest income on marketable securities held in the Trust Account of $107,984 and an income tax benefit of $1,590.

For the six months ended June 30, 2020, we had net income of $3,182,756, which consisted of interest income on marketable securities held in the Trust Account of $977,254 and a change in the fair value of warrant liabilities of $2,616,667, offset by operating costs of $260,686 and a provision for income taxes of $150,479.

For the three months ended March 31, 2020, we had net income of $5,697,071, which consisted of interest income on marketable securities held in the Trust Account of $869,270 and a change in the fair value of warrant liabilities of $5,125,000, offset by operating costs of $145,130 and a provision for income taxes of $152,069.

For the period from May 24, 2019 (date of inception) through December 31, 2019, we had net income of $2,331,442, which consisted of interest income on marketable securities held in the Trust Account of $1,261,596 and a change in the fair value of warrant liabilities of $2,183,333, offset by operating and formation costs of $904,875 and a provision for income taxes of $208,612.

For the three months ended September 30, 2019, we had net loss of $205,197, which consists of interest income on marketable securities held in the Trust Account of $168,280 and a change in the fair value of warrant liabilities of $333,333, offset by operating and formation costs of $680,722, and a provision for income taxes of $26,088.

Liquidity and Capital Resources (restated)

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

For the year ended December 31, 2020, cash used in operating activities was $794,467. Net loss of $20,522,282 was impacted by interest income earned on marketable securities held in the Trust Account of $1,016,670 and a change in the fair value of warrant liabilities of $20,650,000. Changes in operating assets and liabilities used $94,485 of cash from operating activities.

For the period from May 24, 2019 (inception) through December 31, 2019, cash used in operating activities was $256,512. Net income of $2,331,442 was offset by interest income earned on marketable securities held in the Trust Account of $1,261,596, a change in the fair value of warrant liabilities of $2,183,333, and transaction costs allocable to warrant liabilities of $636,669. Changes in operating assets and liabilities provided $220,306 of cash from operating activities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not identify the error in the accounting for our warrants. Since their issuance on September 13, 2019, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

EXPERIENCE INVESTMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Experience Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Experience Investment Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX

March 10, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 6, 2021.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019 (As Restated)
ASSETS
Current Assets
Cash	$846,068	$1,305,608
Prepaid expenses	50,000	125,000
Total Current Assets	896,068	1,430,608

Marketable securities held in Trust Account	276,943,339	276,261,596
TOTAL ASSETS	$277,839,407	$277,692,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$158,947	$136,694
Accrued offering costs	26,000	26,000
Income taxes payable	205,844	208,612
Total Current Liabilities	390,791	371,306

Deferred underwriting fee payable	9,625,000	9,625,000
Warrant Liabilities	36,766,667	16,116,667
Total Liabilities	46,782,458	26,112,973

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption 22,480,341 and 24,574,700 shares at redemption value as of December 31, 2020 and 2019, respectively	226,056,939	246,579,223

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,019,659 and 2,925,300 shares issued and outstanding (excluding 22,480,341 and 24,574,700 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	502	293
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding as of December 31, 2020 and 2019	688	688
Additional paid-in capital	23,189,660	2,667,585
Retained Earnings (Accumulated Deficit)	(18,190,840)	2,331,442
Total Stockholders’ Equity	5,000,010	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,839,407	$277,692,204

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020 (As Restated)	For the Period from May 24, 2019 (Inception) through December 31, 2019 (As Restated)
Operating costs	$678,487	$904,875
Loss from operations	(678,487)	(904,875)

Other income:
Interest income on marketable securities held in Trust Account	1,016,670	1,261,596
Change in fair value of warrant liabilities	(20,650,000)	2,183,333

Income (loss) before income taxes	(20,311,817)	2,540,054
Provision for income taxes	(210,465)	(208,612)
Net income (loss)	$(20,522,282)	$2,331,442

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,689,816	24,387,850
Basic and diluted net income per share, Common stock subject to possible redemption	$0.02	$0.03
Basic and diluted weighted average shares outstanding, Common stock	9,685,184	8,025,569

Basic and diluted net loss per common share, common stock	$(2.17)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 24, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Forfeiture of Founder Shares	—	—	(312,500)	(31)	31	—	—

Sale of 27,500,000 Units, net of underwriting discount and offering expenses	27,500,000	2,750	—	—	241,720,039	—	241,722,789

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	7,500,000	—	7,500,000

Class A common stock subject to possible redemption	(24,574,700)	(2,457)	—	—	(246,576,766)	—	(246,579,223)

Net income	—	—	—	—	—	2,331,442	2,332,442
Balance – December 31, 2019	2,925,300	293	6,875,000	688	2,667,585	2,331,442	5,000,008

Change in value of Class A common stock subject to possible redemption	2,094,359	209	—	—	20,522,075	—	20,522,284

Net income	—	—	—	—	—	(20,522,282)	(20,522,282)
Balance – December 31, 2020	5,019,659	$502	6,875,500	$688	$23,189,660	$(18,190,840)	$5,000,010

The accompanying notes are an integral part of these consolidated financial statements.

EXPERIENCE INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 24, 2019 (Inception) Through December 31,
	2020 (As Restated)	2019 (As Restated)
Cash Flows from Operating Activities:
Net income	$(20,522,282)	$2,331,442
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,016,670)	(1,261,596)
Change in fair value of warrant liabilities	20,650,000	(2,183,333)
Transaction costs allocable to warrant liabilities	—	636,669
Changes in operating assets and liabilities:
Prepaid expenses	75,000	(125,000)
Accounts payable and accrued expenses	22,253	136,694
Income taxes payable	(2,768)	208,612
Net cash used in operating activities	(794,467)	(256,512)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(275,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	334,927	—
Net cash provided by (used in) investing activities	334,927	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	269,500,000
Proceeds from sale of Private Placement Warrants	—	7,500,000
Proceeds from promissory notes – related party	—	231,366
Repayment of promissory notes – related party	—	(231,366)
Payment of offering costs	—	(437,880)
Net cash provided by financing activities	—	276,562,120

Net Change in Cash	(459,540)	1,305,608
Cash – Beginning	1,305,608	—
Cash – Ending	$846,068	$1,305,608

Supplemental cash flow information:
Cash paid for income taxes	$213,233	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$243,609,820
Change in value of Class A common stock subject to possible redemption	$(20,522,284)	$2,969,403
Initial classification of warrant liabilities	$—	18,300,000
Deferred underwriting fee payable	$—	$9,625,000
Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock to Sponsor	$—	$25,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Balance Sheet as of September 17, 2019	As Reported	Period Adjustment	As Restated
Warrant Liability	$—	$18,300,000	$18,300,000
Class A common stock subject to possible redemption	261,909,820	(18,300,000)	243,609,820
Class A common stock	131	183	314
Additional paid-in capital	$5,000,481	$636,486	$5,636,967
Accumulated deficit	$(1,297)	$(636,669)	$(637,966)
Total Stockholders’ Equity	$5,000,003	$0	$5,000,003

Number of shares subject to possible redemption	26,190,982	(1,830,000)	24,360,982

Balance Sheet as of September 30, 2019
Warrant Liability	$—	$17,966,667	$17,966,667
Class A common stock subject to possible redemption	262,009,255	(17,966,667)	244,042,588
Class A common stock	131	180	311
Additional paid-in capital	$4,901,046	$303,156	$5,204,202
Retained earnings (Accumulated deficit)	98,139	(303,336)	(205,197)
Total Stockholders’ Equity	$5,000,004	$—	$5,000,004

Number of shares subject to possible redemption	26,187,385	(1,795,738)	24,391,647

Balance Sheet as of December 31, 2019
Warrant Liability	$—	$16,116,667	$16,116,667
Class A common stock subject to possible redemption	262,695,890	(16,116,667)	246,579,223
Class A common stock	132	161	293
Additional paid-in capital	$4,214,410	$(1,546,825)	$2,667,585
Retained earnings	$784,778	$1,546,664	$2,331,442
Total Stockholders’ Equity	$5,000,008	$—	$5,000,008

Number of shares subject to possible redemption	26,180,927	(1,606,227)	24,574,700

Statement of Operations for the period from May 24, 2019 (Inception) through September 30, 2019
Transaction costs allocable to warrant liabilities	$—	$(636,669)	$(636,669)
Change in fair value of warrant liabilities	—	333,333	333,333
Net income (loss)	$98,139	$(303,336)	$(205,197)
Basic and diluted weighted average shares outstanding, common stock	6,444,901	—	6,444,901
Basic and diluted net loss per common share, common stock	$0.01	$(0.05)	$(0.05)

Statement of Operations for the year ended December 31, 2019
Transaction costs allocable to warrant liabilities	$—	$(636,669)	$(636,669)
Change in fair value of warrant liabilities	—	2,218,333	2,218,333
Net income	$784,778	$1,546,664	$2,331,442
Basic and diluted weighted average shares outstanding, common stock	7,170,375	855,194	8,025,569
Basic and diluted net income (loss) per common share, common stock	$(0.01)	$0.20	$0.19
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	26,187,830	(1,799,980)	24,387,850

Balance Sheet as of March 31, 2020	As Reported	Period Adjustment	As Restated
Warrant Liability	$—	$10,991,667	$10,991,667
Class A common stock subject to possible redemption	263,267,961	(10,991,667)	252,276,294
Class A common stock	134	110	244
Additional paid-in capital	$3,642,337	$(6,671,774)	$(3,029,437)
Retained earnings	$1,356,849	$6,671,664	$8,028,513
Total Stockholders’ Equity	$5,000,008	$—	$5,000,008

Number of shares subject to possible redemption	26,163,140	(1,092,334)	25,070,806

Balance Sheet as of June 30, 2020
Warrant Liability	$—	$13,500,000	$13,500,000
Class A common stock subject to possible redemption	263,261,986	(13,500,000)	249,761,986
Class A common stock	134	135	269
Additional paid-in capital	$3,648,312	$(4,163,466)	$(515,154)
Retained earnings	$1,350,867	$4,163,331	$5,514,198
Total Stockholders’ Equity	$5,000,001	$—	$5,000,001

Number of shares subject to possible redemption	26,156,915	(1,341,319)	24,815,596

Balance Sheet as of September 30, 2020
Warrant Liability	$—	$18,525,000	$18,525,000
Class A common stock subject to possible redemption	263,161,825	(18,525,000)	244,636,825
Class A common stock	136	185	321
Additional paid-in capital	$3,748,471	$861,484	$4,609,955
Retained earnings	$1,250,712	$(861,669)	$389,043
Total Stockholders’ Equity	$5,000,007	$—	$5,000,007

Number of shares subject to possible redemption	26,141,235	(1,840,185)	24,301,050

Balance Sheet as of December 31, 2020
Warrant Liability	$—	$36,766,667	$36,766,667
Class A common stock subject to possible redemption	262,823,607	(36,766,668)	226,056,939
Class A common stock	136	366	502
Additional paid-in capital	$4,086,689	$19,102,971	$23,189,660
Retained earnings (Accumulated deficit)	$912,496	$(19,103,336)	$(18,190,840)
Total Stockholders’ Equity	$5,000,009	$1	$5,000,010

Number of shares subject to possible redemption	26,136,620	(3,656,279)	22,480,341

Statement of Operations for the period ended March 31, 2020
Change in fair value of warrant liabilities	$—	$5,125,000	$5,125,000
Net income	$572,071	$5,125,000	$5,697,071
Basic and diluted weighted average shares outstanding, common stock	8,194,073	—	8,194,073
Basic and diluted net income per common share, common stock	$0.00	$0.63	$0.63

Statement of Operations for the period ended June 30, 2020
Change in fair value of warrant liabilities	$—	$2,616,667	$2,616,667
Net income	$566,089	$2,616,667	$3,182,756
Basic and diluted weighted average shares outstanding, common stock	8,202,967	—	8,202,967
Basic and diluted net income (loss) per common share, common stock	$(0.02)	$0.32	$0.30

Statement of Operations for the period ended September 30, 2020
Change in fair value of warrant liabilities	$—	$(2,408,333)	$(2,408,333)
Net income (loss)	$465,934	$(2,408,333)	$(1,942,399)
Basic and diluted weighted average shares outstanding, common stock	8,208,043	—	8,208,043
Basic and diluted net loss per common share, common stock	$(0.03)	$(0.29)	$(0.32)

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(20,650,000)	$(20,650,000)
Net income (loss)	$127,718	$(20,650,000)	$(20,522,282)
Basic and diluted weighted average shares outstanding, common stock	8,214,508	1,470,676	9,685,184
Basic and diluted net loss per common share, common stock	$(0.05)	$(2.12)	$(2.17)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	26,160,492	(1,470,676)	24,689,816

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach (see Note 11).

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

	Year Ended December 31,	For the Period from May 24, 2019 (inception) through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$492,250	$832,225
Unrealized loss on marketable securities held in Trust Account	—	—
Net Income allocable to shares subject to possible redemption	$492,250	$832,225
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	24,689,816	24,387,850
Basic and diluted net income per share	$0.02	$0.03

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income (loss)	$(20,522,282)	$2,331,442
Net Income allocable to Common stock subject to possible redemption	(492,250)	(832,225)
Non-Redeemable Net Loss	$(21,014,532)	$1,499,217
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	9,685,184	8,025,569
Basic and diluted net income (loss) per share	$(2.17)	$0.19

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

NOTE 4. PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and, 2019, there were 5,019,659 and 2,925,300 shares of Class A common stock issued and outstanding, excluding 22,480,341 and 24,574,700 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANT LIABILITIES

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.9%	0.0%
Transaction costs allocable to warrant liabilities	0.0%	5.3%
Change in FV of warrant liabilities	(26.3)%	(18.1)%
Valuation allowance	(0.6)%	0.0%
Income tax provision	(1.0)%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$276,943,339	$276,261,596

Liabilities:
Warrant Liability – Public Warrants	1	22,366,667	9,716,667
Warrant Liability – Private Placement Warrants	3	14,400,000	6,400,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 17, 2019, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	September 19, 2019 (Initial Measurement)
Risk-free interest rate Risky Drift	1.7%
Expected term (years)	1.5
Expected volatility	40.0%
Exercise price	$11.50
Fair value of Units	$7.66

On September 17, 2019, the Private Placement Warrants and Public Warrants were determined to be $1.46 and $1.20 per warrant for aggregate values of $7.3 million and $11.0 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $14.4 million and $22.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value –	$—	$—	$—
Initial measurement on September 17, 2019 (IPO)	7,300,000	11,000,000	18,300,000
Change in valuation inputs or other assumptions	(900,000)	(1,283,333)	(2,183,333)
Fair value as of December 31, 2019	$6,400,000	$9,716,667	$16,116,667
Change in valuation inputs or other assumptions	8,000,000	12,650,000	20,650,000
Fair value as of December 31, 2020	$14,400,000	$22,366,667	$36,766,667

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11,000,000 during the period from September 17, 2019 through September 30, 2019.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 12, 2019, by and among the Company, Deutsche bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities, LLC, as representatives of the several underwriters. (1)
2.1	Agreement and Plan of Merger, dated as of December 14, 2020. (4)
3.1	Amended and Restated Memorandum and Articles of Incorporation. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated September 12, 2019, by and between American Stock Transfer & Trust Company, as warrant agent, and the Company. (1)
4.5	Description of Capital Stock of Experience Investment Corp. (5)
10.1	Promissory Note, dated as of May 24, 2019, issued to Experience Sponsor LLC (3)
10.2	Letter Agreement, dated September 12, 2019, by and among the Company, its officers, directors and Experience Sponsor LLC (1)
10.3	Investment Management Trust Account Agreement, dated September 12, 2019, by and between American Stock Transfer & Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated September 12, 2019, by and among the Company and the certain security holders. (1)
10.5	Securities Subscription Agreement, dated May 24, 2019, by and between the Company and Experience Sponsor LLC (3)
10.6	Private Placement Warrants Purchase Agreement, dated September 12, 2019, by and between the Company and Experience Sponsor LLC (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Investor Rights Agreement, dated as of December 14, 2020. (4)
10.9	Sponsor Letter Agreement, dated as of December 14, 2020. (4)
10.10	Form of Support Agreement. (4)
10.11	Form of PIPE Subscription Agreement. (4)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 18, 2019.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 4, 2019.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 23, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 15, 2020.

(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 20, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2021

Experience Investment Corp.

By:	/s/ ERIC AFFELDT
Eric Affeldt
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ ERIC AFFELDT	Chief Executive Officer	May 7, 2021
Eric Affeldt	(Principal Executive Officer)

/s/ CHARLIE MARTIN	Chief Financial Officer and Treasurer	May 7, 2021
Charlie Martin	(Principal Financial and Accounting Officer)

/s/ MARTIN J.NEWBURGER	Director	May 7, 2021
Martin J. Newburger

/s/ BRIAN C. WITHEROW	Director	May 7, 2021
Brian C. Witherow

/s/ RAFAEL PASTOR	Director	May 7, 2021
Rafael Pastor

/s/ EDWARD PHILIP	Director	May 7, 2021
Edward Philip