Form 10-Q
period 2021-03-31
Blade Air Mobility, Inc.
filed 2021-05-24
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number 001-39046

BLADE AIR MOBILITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 East 34th Street New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 967-1009

(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market

Securities registered under section 12(g) of the Act:

Title of class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                                                                                                                                                                 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes☐ No ☒

As of May 21, 2021, there were 69,213,195 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

On May 7, 2021, subsequent to the fiscal quarter ended March 31, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Experience Investment Corp., a Delaware corporation that is our predecessor (“EIC”), consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp., a Delaware corporation (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Blade Urban Air Mobility, Inc., a Delaware corporation (“Blade”). The Merger Agreement provided for the acquisition of Blade by the registrant pursuant to the merger of Merger Sub with and into Blade (the “Merger”), with Blade continuing as the surviving entity and a wholly owned subsidiary of the registrant. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

In connection with the closing of the Merger, the registrant changed its name from Experience Investment Corp. to Blade Air Mobility, Inc. Unless stated otherwise, this report contains information about EIC before the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to EIC before the consummation of the Business Combination or New Blade after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Merger, which, as discussed above, occurred subsequent to the period covered hereunder.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

FORM 10-Q

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES
(successor to Experience Investment Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$485,220	$846,068
Prepaid expenses	123,500	50,000
Total current assets	608,720	896,068

Deferred offering costs	1,200,000	-
Marketable securities held in Trust Account	276,947,475	276,943,339
Total assets	$278,756,195	$277,839,407

Liabilities, Temporary Equity, and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1,306,711	$158,947
Accrued offering costs	26,000	26,000
Income taxes payable	205,844	205,844
Total current liabilities	1,538,555	390,791

Deferred underwriting fee payable	9,625,000	9,625,000
Warrant liabilties	37,616,668	36,766,667
Total liabilities	48,780,223	46,782,458

Commitments and contingencies (Note 6)

Temporary Equity
Class A common stock subject to possible redemption 22,339,729 and 22,480,341 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	224,975,969	226,056,939

Stockholders' Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,160,271 and 5,019,659 shares issued and outstanding (excluding 22,339,729 and 22,480,341 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	516	502
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 6,875,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	688	688
Additional paid-in capital	24,270,617	23,189,660
Accumulated deficit	(19,271,818)	(18,190,840)
Total stockholders' equity	5,000,003	5,000,010
Total liabilities, temporary equity, and stockholders' equity	$278,756,195	$277,839,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLADE AIR MOBILITY, INC.
(successor to Experience Investment Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
Operating costs	235,113	145,130
Loss from operations	(235,113)	(145,130)

Other income (expense)
Interest income on marketable securities held in Trust Account	4,136	869,270
Change in fair value of warrant liablities	(850,001)	5,125,000
Total other income (expense)	(845,865)	5,994,270

(Loss) income before provision for income taxes	(1,080,978)	5,849,140

Provision for income taxes	-	(152,069)
Net (loss) income	$(1,080,978)	$5,697,071

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	22,480,341	25,070,806
Basic and diluted net income per share, common stock subject to possible redemption	-	0.02

Weighted average shares outstanding, basic and diluted, common stock	11,894,659	8,194,073
Net loss (income) per share - basic and diluted, common stock	$(0.09)	$0.62

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES
(successor to Experience Investment Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

						Retained
						Earnings
	Class A Common Stock		Class B Common Stock		Additional paid-in	(Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit)	Total
Balance as of January 1, 2021	5,019,659	$502	6,875,000	$688	$23,189,660	$(18,190,840)	$5,000,010
Change in common stock subject to redemption	140,612	14	-	-	1,080,957	-	1,080,971
Net loss	-	-	-	-	-	(1,080,978)	(1,080,978)
Balance as of March 31, 2021	5,160,271	$516	6,875,000	$688	$24,270,617	$(19,271,818)	$5,000,003
Balance as of January 1, 2020	2,925,300	$293	6,875,000	$688	$2,667,585	$2,331,442	$5,000,008
Change in common stock subject to redemption	(496,106)	(50)	-	-	(5,697,021)	-	(5,697,071)
Net income	-	-	-	-	-	5,697,071	5,697,071
Balance as of March 31, 2020	2,429,194	$243	6,875,000	$688	$(3,029,436)	$8,028,513	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(1,080,978)	$5,697,071
Adjustments to reconcile net (loss) income to cash used in operating activities:
Interest earned on Trust Account	(4,136)	(869,270)
Change in fair value of warrant liabilities	850,001	(5,125,000)
Change in operating assets and liabilities:
Prepaid expenses	(73,500)	(23,625)
Accounts payable and accrued expenses	(52,236)	(43,518)
Income taxes payable	-	152,069
Net cash used in operating activities	(360,848)	(212,273)

Net decrease in cash	(360,848)	(212,273)
Cash - beginning of period	846,068	1,305,608
Cash - end of period	$485,220	$1,093,335

Supplemental non-cash financing activities:

Deferred offering costs	(1,200,000)	-
Change in common stock subject to redemption	$(1,080,971)	$5,697,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Experience Investment Corp. (the “Company” or “EIC”), our predecessor, was incorporated in Delaware on May 24, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Merger and PIPE Investment

On May 7, 2021 (the “Closing Date”), the registrant consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among EIC, Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Blade Urban Air Mobility, Inc., a Delaware corporation (“Blade”). The Merger Agreement provided for the acquisition of Blade by EIC pursuant to the merger of Merger Sub with and into Blade (the “Merger”), with Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. See Note 6 for a description of the Merger and PIPE investment.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one subsidiary, Merger Sub, a direct wholly-owned subsidiary of the Company incorporated in Delaware on December 8, 2020.

All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with comsummating the business combination with Blade (see Note 6).

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

Liquidity

As of March 31, 2021, the Company had $485,220 in its operating bank accounts, $276,947,475 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and current liabilities, net of $929,835.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

As noted above (Merger and PIPE Investment) on May 7 2021 the Company consummated the Merger and the PIPE investment.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 7, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates include the fair value of the Company’s warrant liability, among others.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds that invest primarily in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (loss) per Common Share

Net income(loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,166,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Net Income (loss) per Common Share, continued

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	For the Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$634,775
Unrealized loss on marketable securities held in Trust Account	—	—
Net Income allocable to shares subject to possible redemption	$—	$634,775
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	22,480,341	25,070,806
Basic and diluted net income per share	$—	$0.02

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income (loss)	$(1,080,978)	$5,697,071
Net Income allocable to Common stock subject to possible redemption	—	(634,775)
Non-Redeemable Net Loss	$(1,080,978)	$5,062,296
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	11,894,659	8,194,073
Basic and diluted net income (loss) per share	$(0.09)	$0.62

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriter of its option to purchase an additional 2,500,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Notes 7 and 8).

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

Upon completion of the Business Combination, the Founder Shares were converted, on a one-for-one basis, into New Blade Common Stock (See Note 6)

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,500,000 in the aggregate at the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,625,000 in the aggregate. On May 7, 2021, the deferred fee was paid to the underwriters from the amounts held in the Trust Account.

Merger Agreement

On May 7, 2021 (the “Closing Date”), the registrant consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp., a Delaware corporation (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Blade Urban Air Mobility, Inc., a Delaware corporation (“Blade”). The Merger Agreement provided for the acquisition of Blade by the registrant pursuant to the merger of Merger Sub with and into Blade (the “Merger”), with Blade continuing as the surviving entity and a wholly owned subsidiary of the registrant.

At the effective time of the Merger (the “Effective Time”), among other things, (a) each of the then issued and outstanding Class A common stock, par value $0.0001 per share, of EIC (the “EIC Class A Common Stock”), and Class B common stock, par value $0.0001 per share, of EIC (the “EIC Class B Common Stock” and, together with the EIC Class A Common Stock, the “EIC Common Stock”), automatically converted, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of New Blade (the “New Blade Class A Common Stock”); (b) each then issued and outstanding warrant of EIC (the “EIC warrants”) automatically converted into a warrant to acquire one share of New Blade Class A Common Stock (the “New Blade Warrants”); and (c) each of the then issued and outstanding units of EIC that had not been previously separated into the underlying EIC Class A Common Stock and underlying EIC warrants separated into to one share of New Blade Class A Common Stock and one-third of one New Blade Warrant. No fractional shares of New Blade Class A Common Stock will be issued upon exercise of the New Blade Warrants.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS, CONTINUED

Merger Agreement, continued

At the Effective Time, each stockholder or option holder of Blade received, as applicable: (a) 10,024,296 shares of New Blade Class A Common Stock for each outstanding share of Blade common stock, par value $0.00001 per share, (including shares that were subject to vesting conditions) outstanding as of the Effective Time (the “Blade Common Stock”), (b) 16,101,172 shares of New Blade Class A Common Stock for each outstanding share of Blade Series Seed Preferred Stock, Blade Series A Preferred Stock and Blade Series B Preferred Stock, each par value $0.00001 per share, outstanding as of the Effective Time (collectively, the “Blade Preferred Stock” and together with the Blade Common Stock, the “Blade Stock”) and/or (c) 9,689,826 options to purchase a number of shares of New Blade Class A Common Stock at an exercise price calculated pursuant to the Merger Agreement for each option to acquire Blade Common Stock outstanding as of the Effective Time (each, a “Blade Option”), as calculated pursuant to the Merger Agreement.

In connection with the Merger Agreement, certain accredited investors (the “PIPE Investors”), including an affiliate of Experience Sponsor LLC (the “Sponsor”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 12,500,000 shares (the “PIPE Shares”) of New Blade Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $125,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Immediately after giving effect to the Merger and the PIPE Investment, there were 78,903,021 shares of New Blade Class A Common Stock (assuming exercise of all vested Blade Options) and 14,166,667 New Blade Warrants outstanding. New Blade’s Class A Common Stock and New Blade’s Warrants trade on The Nasdaq Stock Market (“Nasdaq”) under the symbols “BLDE” and “BLDEW,” respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,160,271 and 5,019,659 shares of Class A common stock issued and outstanding, excluding 22,339,729 and 22,480,341 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,875,000 shares of Class B common stock issued and outstanding.

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. WARRANT LIABILITIES

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. WARRANT LIABILITIES, CONTINUED

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

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$276,947,475	$276,943,339

Liabilities:
Warrant Liability – Public Warrants	1	22,916,668	22,366,667
Warrant Liability – Private Placement Warrants	3	14,700,000	14,400,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

BLADE AIR MOBILITY, INC. AND SUBSIDIARIES

(successor to Experience Investment Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS, CONTINUED

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of Janaury 1, 2021	$14,400,000	$22,366,667	$36,766,667
Change in fair value of warrant liabilities	300,000	550,001	850,001
Fair value as of March 31, 2021	$14,700,000	$22,916,668	$37,616,668

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at the balance sheet date:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.96%	0.42%
Risky Drift	5%	5%
Expected term (years)	5	5
Expected volatility	40.0%	40.0%
Exercise price	$11.5	$11.5
On March 31, 2021, the Private Placement Warrants and Public Warrants were determined to be $2.94 and $2.50 per warrant.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after March 31, 2021, the balance sheet date, up to the date that the condensed financial statements were issued. On May 7, 2021, the Company completed the Business Combination and PIPE Investment as described in Note 6.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K, as amended, and the Company’s other filings with the SEC. The Company’s filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Completion of Merger

On May 7, 2021, we completed our previously announced business combination with Blade. Following the merger closing, the registrant changed its name from Experience Investment Corp. to Blade Air Mobility Inc. and its class A common stock and warrants began trading on Nasdaq under the ticker symbols “BLDE” and “BLDEW”, respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with the proposed acquisition of Blade. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account and income or expense from change in the fair value of the Company’s public and private warrants. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1.1 million, attributable to $0.2 million operating costs incurred in connection with the initial Business Combination and $0.9 million loss from change in the fair value of the warrants.

For the three months ended March 31, 2020, we had net income of $5.7 million, consisting of $5.1 million income from change in fair value of the warrants and $0.9 million interest income on marketable securities held in the Trust Account, offset by operating costs of $0.1 million and a provision for income taxes of $0.2 million.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $276.9 million consisting of shares in a money market fund that invests primarily in U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account. As of March 31, 2020, we had marketable securities held in the Trust Account of $277.1 million.

For the three months ended March 31, 2021, cash used in operating activities was $0.4 million. Our cash used in operating activities consisted principally of a net loss of $1.1 million and an increase in deferred offering costs of $1.2 million, offset by an increase in accounts payable and accrued expenses of $1.1 million and non-cash change in fair value of warrant liabilities of $0.9 million.

For the three months ended March 31, 2020, cash used in operating activities was $0.2 million. Net income of $5.7 million was offset by non-cash transactions as income from change in fair value of warrants ($5.1 million) and interest income earned on marketable securities held in the Trust Account ($0.9 million). Changes in operating assets and liabilities provided $0.1 million of cash from operating activities.

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

As of March 31, 2021, we had cash of $0.5 million held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate target business, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Merger Consulting Agreement

The Company entered into an agreement on October 8, 2020, whereby the Company engaged a vendor to perform consulting services totaling $1,100,000 for market and industry research, merger profitability analyses, and potential market share estimations. The agreement specifies that $110,000, which represents 10% of the total fee, is due upon completion of the engagement. The remaining $990,000 is contingent on a successful Business Combination with Blade. As of March 31, 2021, the Company has incurred, recorded, and paid $110,000 for these services. The remaining $990,000 that is contingent on a successful Business Combination with Blade is not included within the financial statements as of March 31, 2021.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach. Subsequently, using active market quoted price and Monte Calo simulation model for the Public Warrants and the Private Placement Warrants, respectively. (see Note 8).

Net (loss) income per common share

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021.

This material weakness, which continued to exist as of March 31, 2021, did not result in any material misstatements to our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.

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

In connection with correcting our accounting for the private warrants assumed by us as part of the Business Combination, we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on May 7, 2021.

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

BLADE AIR MOBILITY, INC.

Date: May 24, 2021	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
Date: May 24, 2021	Title:	Chief Accounting Officer (Principal Accounting Officer)