Form 10-Q
period 2021-06-30
Blade Air Mobility, Inc.
filed 2021-08-16
CIK 1779128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number 001-39046

BLADE AIR MOBILITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 East 34th Street New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “ smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes   ☐ No  ☒

As of August 11, 2021, there were 69,427,682 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLADE AIR MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$12,951	$3,438	$30,210	$15,115
Operating expenses
Cost of revenue	9,910	2,804	23,905	14,392
Software development	213	220	555	691
General and administrative	9,809	1,561	18,023	7,376
Selling and marketing	790	329	2,091	2,284
Total operating expenses	20,722	4,914	44,574	24,743

Loss from operations	(7,771)	(1,476)	(14,364)	(9,628)

Other non-operating (expense) income
Change in fair value of warrant liabilities	(14,913)	—	(14,913)	—
Recapitalization costs attributable to warrant liabilities	(1,742)		(1,742)
Interest income, net	140	151	151	181
Total other non-operating (expense) income	(16,515)	151	(16,504)	181

Net loss	$(24,286)	$(1,325)	$(30,868)	$(9,447)

Weighted average shares outstanding, basic and diluted	51,569,634	25,210,933	34,078,573	25,209,794

Net loss per share, basic and diluted	$(0.47)	$(0.05)	$(0.91)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLADE AIR MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,003	$12,162
Restricted cash	630	114
Accounts receivable	1,712	1,092
Short term investments	303,163	—
Prepaid expenses and other current assets	7,221	1,011
Total current assets	342,729	14,379

Non-current assets
Property and equipment, net	1,725	1,759
Investment in joint venture	200	200
Intangible assets, net	895	533
Operating right-of-use asset	458	737
Other non-current assets	142	107
Total assets	$346,149	$17,715

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,958	$776
Deferred revenue	5,266	3,973
Operating lease liability, current	333	430
Note payable	—	1,165
Total current liabilities	10,557	6,344

Non-current liabilities
Warrant liability	38,799	—
Operating lease liability, long-term	95	291
Total liabilities	49,451	6,635

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at June 30, 2021 and September 30, 2020. No shares issued and outstanding at June 30, 2021 and September 30, 2020.	—	—
Class A common stock, $0.0001 par value; 400,000,000 authorized; 69,403,489 and 25,268,848 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively.	7	3
Additional paid in capital	364,697	48,215
Accumulated deficit	(68,006)	(37,138)
Total stockholders’ equity	296,698	11,080

Total Liabilities and Stockholders’ Equity	$346,149	$17,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLADE AIR MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

							Total
	Preferred Stock		Class A Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balance at April 1, 2021	—	$—	26,115,841	$3	$51,413	$(43,720)	$7,696

Stock option exercise	—	—	9,627	—	5	—	5
Stock-based compensation - restricted stock	—	—	—	—	1,862	—	1,862
Stock-based compensation - stock options	—	—	—	—	656	—	656
Shares withheld for employee tax liability	—	—	—	—	(52)	—	(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	—	—	30,778,021	3	191,180	—	191,183
Shares issued in PIPE, net of issuance costs	—	—	12,500,000	1	119,633	—	119,634
Net loss	—	—	—	—	—	(24,286)	(24,286)

Balance at June 30, 2021	—	$—	69,403,489	$7	$364,697	$(68,006)	$296,698

Balance at April 1, 2020	—	$—	25,210,933	$3	$47,893	$(35,100)	$12,796

Stock-based compensation - stock options	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(1,325)	(1,325)

Balance at June 30, 2020	—	$—	25,210,933	$3	$47,983	$(36,425)	$11,561

Balance at October 1, 2020	—	$—	25,268,848	$3	$48,215	$(37,138)	$11,080

Issuance of restricted stock	—	—	790,497	—	—	—	—
Stock option exercise	—	—	66,123	—	24	—	24
Stock-based compensation - restricted stock	—	—	—	—	4,684	—	4,684
Stock-based compensation - stock options	—	—	—	—	1,013	—	1,013
Shares withheld for employee taxes	—	—	—	—	(52)	—	(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	—	—	30,778,021	3	191,180	—	191,183
Shares issued in PIPE, net of issuance costs	—	—	12,500,000	1	119,633	—	119,634
Net loss	—	—	—	—	—	(30,868)	(30,868)

Balance at June 30, 2021	—	$—	69,403,489	$7	$364,697	$(68,006)	$296,698

Balance at October 1, 2019	—	$—	25,203,350	$3	$47,710	$(26,978)	$20,735
	—
Stock option exercise	—	—	7,583	—	5	—	5
Stock-based compensation - stock options	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	(9,447)	(9,447)

Balance at June 30, 2020	—	$—	25,210,933	$3	$47,983	$(36,425)	$11,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLADE AIR MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(30,868)	$(9,447)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	405	398
Stock-based compensation	5,697	268
Change in fair value of warrant liabilities	14,913	—
Recapitalization costs attributable to warrant liabilities	1,742	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,120)	(203)
Accounts receivable	(620)	(248)
Other non-current assets	(35)	20
Operating lease assets/liabilities	(14)	(19)
Accounts payable and accrued expenses	3,782	(1,591)
Deferred revenue	1,293	907
Net cash used in operating activities	(9,825)	(9,915)

Cash Flows From Investing Activities:
Purchase of domain name	(503)	—
Purchase of property and equipment	(230)	(381)
Purchase of short-term investments	(303,163)	—
Net cash used in investing activities	(303,896)	(381)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	24	5
Proceeds from note payable	—	1,165
Repayment of note payable	(1,165)	—
Proceeds from recapitalization of EIC, net of issuance costs	213,585	—
Proceeds from sale of common stock in PIPE, net of issuance costs	119,634	—
Net cash provided by financing activities	332,078	1,170

Net increase (decrease) in cash and cash equivalents and restricted cash	18,357	(9,126)
Cash and cash equivalents and restricted cash - beginning	12,276	22,291
Cash and cash equivalents and restricted cash - ending	$30,633	$13,165

Cash and cash equivalents	$30,003	$13,049
Restricted cash	630	116
Total	$30,633	$13,165

Supplemental cash flow information
Cash paid for:
Interest	$12	$—
Income Taxes	$—	$—

Non-cash investing and financing activities
Adoption of new leases under ASC 842 entered into during the period	$13	$788
Initial measurement of net assets assumed in the recapitalization of EIC:
Prepaid expenses and other current assets	$90	$—
Accounts payable and accrued expenses	$(348)	$—
Warrant liability	$(23,886)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Business, Liquidity and Capital Resources

Overview and Management’s Plans

Blade Air Mobility, Inc. (“Blade" or the "Company”) is committed to providing consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade arranges charter and by-the-seat flights across helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States. Blade’s platform utilizes a technology-powered, asset-light business model. Blade provides transportation to its customers through a network of contracted aircraft operators. Blade does not own, lease or operate its own aircraft.

The Company’s asset-light business model was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to Electric Vertical Aircraft (“EVA”), or as known within the aerospace community, Electric Vertical Take-Off and Landing aircraft (“eVTOL”), once they are certified for public use. The Company intends to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for its flights. Additionally, the Company expects the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertical landing infrastructure (“vertiports”) in its existing and new markets.

Merger and Organization

On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation, (“Old Blade”) consummated transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Blade by EIC pursuant to the merger of Merger Sub with and into Old Blade (the “Merger”), with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the Merger Agreement (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. (See Note 3).

Liquidity

As of June 30, 2021, the Company had working capital of $332,160, including cash and cash equivalents of $30,003. The Company had net losses of $30,868 and $9,447 for the nine months ended June 30, 2021 and 2020, respectively.

The Company expects to continue to incur net losses in the short term, as it continues to execute on its strategic initiatives. Based on the Company’s current liquidity, the Company believes that no additional capital will be needed to execute its current business plan over the next 12 months from the date of issuance of these financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2020 and related notes thereto in the Form S–1 filed on May 28, 2021 with the Securities and Exchange Commission (“SEC”).

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Reclassification

Certain amounts in prior periods related to the classification of disaggregated revenue have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include the allowance for doubtful accounts, the carrying value of long-lived assets, the carrying value of intangible assets, the fair value of warrant liabilities, revenue recognition, contingencies, the provision for income taxes and related deferred tax accounts and the fair value of stock options and other stock-based awards.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to use such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less on their acquisition date as cash and cash equivalents. Restricted cash consists principally of Company funds on deposit with a financial institution, which supports a letter of credit by the financial institution in favor of the Company’s obligations to the United States Department of Transportation as well as deposits posted for collateral with certain of the Company’s vendors.

Short Term Investments

Short-term investments consist of highly liquid investments available for sale. As of June 30, 2021, short-term investments consisted of available-for-sale traded debt securities funds, which are recorded at fair value with unrealized gains and losses reported, net of tax, in accumulated Other Comprehensive Income(loss), unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s condensed consolidated balance sheet. These short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient.

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentrations (Continued)

Major Customers

For the three and nine months ended June 30, 2021 and 2020, there was no single customer that generated 10% or more of the Company’s revenue.

Most of the Company’s customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment, along with receivables from our credit card processors. Three of these customers accounted for 29%, 25%, and 16%, respectively, of accounts receivable as of June 30, 2021 and three customers accounted for 36%, 29% and 10%, respectively, of accounts receivable as of September 30, 2020. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Major Vendors

Three vendors accounted for 16%, 12%, and 12% of the Company’s purchases from operating vendors for the three months ended June 30, 2021. For the three months ended June 30, 2020, one vendor accounted for 12% of the Company’s purchases from operating vendors.

No vendor accounted for 10% or more of the Company’s purchases from operating vendors for the nine months ended June 30, 2021 and 2020.

Three vendors accounted for 26%, 22%, and 11% of the Company’s outstanding accounts payable as of June 30, 2021. One vendor accounted for 26% of the Company’s outstanding accounts payable as of September 30, 2020.

Accounts Receivable

Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment. Receivables are reviewed on a regular basis for collectability. Based upon these reviews and historical collection experience, the Company determined that no allowance for uncollectible accounts was required at June 30, 2021 and September 30, 2020.

Joint Venture

Investments in joint arrangements are classified as joint ventures. Joint ventures are accounted for using the equity method. Under the equity method of accounting, interests in joint ventures are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the profits and losses. When the Company’s share of losses in a joint venture equals or exceeds its interests in the joint venture, the Company does not recognize further losses, unless it has incurred obligations or made payments on behalf of the joint venture.

When the Company’s investment in the joint venture does not qualify for accounting under the equity method because the Company does not have sufficient control or influence, then, except as provided for below, the investment in the joint venture would be accounted for at fair value.

Specifically, ASC 321-10-35-2 states, in part, that an entity may measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value in accordance with paragraph 820-10-35-59 at its cost minus impairment, if any. As such, the Company has recorded its investment in the joint venture at cost less impairment, if any (See Note 4).

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options, restricted shares and the warrants.

At June 30, 2021 and 2020, the following outstanding Common Stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Nine Months Ended June 30,
	2021	2020
Warrants to purchase shares of Class A Common Stock	14,166,667	—
Options to purchase shares of Class A Common Stock	9,689,826	8,486,974
Restricted shares of Class A Common Stock	703,137	—
Total potentially dilutive securities	24,559,630	8,486,974

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

The Company does not have any significant contracts with customers requiring performance beyond delivery.

For passenger revenue, seats or monthly or annual flight passes are typically purchased using the Blade App, and paid for via credit card transactions, wire, check, customer credit and gift cards, with payments principally collected by the Company in advance of the performance of related services. The Company initially records flight sales in its unearned revenue, deferring revenue recognition until the travel occurs. Unearned revenue from gift card purchases is recognized as revenue when a flight is flown or upon the expiration of the gift card. Unearned revenue from the Company’s monthly commuter pass and annual pass is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

As of June 30, 2021 and September 30, 2020, the Company's balance in its deferred revenue is $5,266 and $3,973, respectively. Deferred revenue consists of unearned revenue, prepaid monthly and annual flight passes, customer credits, and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flights reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flight costs. The Company recognizes revenue for expired customer credits upon expiration.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Certain governmental taxes are imposed on the Company's flight sales through a fee included in flight prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from revenue.

The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its third and fourth quarter (quarters ended on June 30 and September 30) financial results have reflected higher travel demand, and were better than the first and second quarter financial results.

Blade operates in three key lines of business:

●	Short Distance – Consisting primarily of flights: (i) between 60 and 100 miles in distance, largely servicing commuters with prices between $595 and $795 per seat and (ii) between New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795). Prices per seat presented at full dollar value and not rounded.
●	MediMobility Organ Transport and Jet – Consisting of transportation of human organs for transplant, non-medical jet charter and, by-the-seat, jet flights between New York and both Miami and Aspen.
●	Other – Consists principally of revenues from brand partners for exposure to Blade fliers and certain ground transportation services.

Disaggregated revenue by product line was as follows:

	For the Three Months Ended
	June 30,
Product Line	2021	2020
Short distance	$5,721	$629
MediMobility organ transport and jet	6,500	2,636
Other	730	173
Total Revenue	$12,951	$3,438

	For the Nine Months Ended
	June 30,
Product Line	2021	2020
Short distance	$8,900	$5,767
MediMobility organ transport and jet	19,753	9,089
Other	1,557	259
Total Revenue	$30,210	$15,115

Advertising

Advertising costs, which are included in selling and marketing expenses, are expensed as incurred. Advertising costs were $383 and $138 for the three months ended June 30, 2021 and 2020, respectively. Advertising costs were $1,093 and $1,019 for the nine months ended June 30, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue consists principally of flight costs paid to operators of aircraft under contractual arrangements with Blade and landing fees.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Software Development Costs for Internal Use

Costs incurred for the development of the Company’s internal use software are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s common stock, expected volatility, dividend rate, risk free interest rate and the expected life. The Company utilized a third party to determine the fair value of the Company’s common stock. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company recognizes forfeitures at the time the forfeiture occurs.

Restricted stock awards are granted at the discretion of the Company’s Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service period.

Recently Issued and Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12 Simplification of Income Taxes (Topic 740) Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2019-12 on the Company’s financial statements and disclosures.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued and Adopted Accounting Pronouncements (Continued)

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.

Note 3 – Merger Agreement

On May 7, 2021, the Merger between Blade and Experience was consummated. Pursuant to the Merger Agreement, at the closing date of the Merger, the outstanding shares of Old Blade common stock and preferred stock were cancelled and converted into (a) 10,024,296 shares of Blade Class A Common Stock for each outstanding share of Old Blade common stock, including shares that were subject to vesting conditions outstanding as of the closing date, (b) 16,101,172 shares of Blade Class A Common Stock for each outstanding share of Old Blade Series Seed Preferred Stock, Old Blade Series A Preferred Stock and Old Blade Series B Preferred Stock, outstanding as of the closing date (collectively, the “Old Blade Preferred Stock” and together with the Old Blade Common Stock, the “Old Blade Stock”) and/or (c) 9,689,826 options to purchase a number of shares of Blade Class A Common Stock at an exercise price calculated pursuant to the Merger Agreement for each option to acquire Old Blade Common Stock outstanding as of the closing date (each, a “Blade Option”), as calculated pursuant to the Merger Agreement.

The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, EIC is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Old Blade having the ability to appoint a majority of the initial Board of the combined entity, Old Blade's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Blade comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Blade issuing shares for the net assets of EIC, accompanied by a recapitalization. The net assets of EIC was stated at historical cost, with no goodwill or other intangible assets recorded. The historical statements of the combined entity prior to the Merger are presented as those of Old Blade.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 3 – Merger Agreement (Continued)

The Company’s net assets acquired through the consummation of the Merger consisted of:

Cash, net of recapitalization costs	$213,585
Prepaid expenses and other current assets	90
Accounts payable and accrued expenses	(348)
Warrant liability	(23,886)
Net assets acquired	$189,441

Of the total recapitalization costs incurred of $27,263, $25,521 were allocated to equity and $1,742 were allocated to the warrant liabilities, and charged to other expenses on the Company’s condensed consolidated statement of operations.

The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC IPO (whether they were purchased in the EIC IPO or thereafter in the open market), which are exercisable for an aggregate of 9,166,666 shares of Class A common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to the Sponsor in a private placement simultaneously with the closing of the EIC IPO, which are exercisable for an aggregate of 5,000,000 shares of EIC Class A common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

Simultaneous with the closing of the Merger, on May 7, 2021, the Company completed a PIPE financing, whereby the Company received $125,000 gross proceeds ($119,634 net of transaction costs) in exchange for 12,500,000 shares of Class A Common Stock.

Note 4 – Investment in Joint Venture

On March 24, 2019, and as amended on February 25, 2020, the Company entered into a joint venture agreement and a license agreement (the “First Amended Joint Venture and License Agreements”) with Hunch Ventures and Investments Private Limited, a private limited company incorporated under the laws of India (“Hunch”) and FlyBlade India Private Limited, a company incorporated and validly existing under the provisions of the Companies Act, 2013 (“FlyBlade India”), whereby the Company and Hunch initially invested $200 for 10% interest and $1,800 for 90% interest, respectively, for undertaking the business of FlyBlade India. Subsequently, upon the issuance of additional shares to Hunch in exchange for additional investment by Hunch, the Company’s interest fell below 10%. Pursuant to the First Amended Joint Venture and License Agreements, the Company and Hunch agreed to establish FlyBlade India as a joint venture and support it in carrying on the business operations. The Company agreed to provide the licensed IP support related to the software developed for short distance aviation services along with its trademarks in exchange for quarterly royalty payments of four percent (4)% of Gross Revenue for the period where Gross Revenue was up to $10,000 in a calendar year, quarterly royalty payments of three percent (3)% on Gross Revenue in excess of $10,000 and up to $40,000 in a calendar year, and quarterly royalty payments of one and half percent (1.5)% on Gross Revenue exceeding $40,000 (collectively, the "Royalties") in a calendar year. In addition to the Royalties, the Company could receive three percent (3)% of FlyBlade India’s profits before tax in each year that FlyBlade India attained a minimum of $3,500 in annual profits before income tax. Hunch agreed to provide support in carrying out the day to day operations, including the implementation of the business plan and hiring of personnel, ensuring compliance with local requirements and assisting with legal arrangements as needed by the business. For the three months ended June 30, 2021 and 2020, the Company recorded royalty revenue of $2 and $0, respectively, under this arrangement. For the nine months ended June 30, 2021 and 2020, the Company recorded royalty revenue of $21 and $0, respectively, under this arrangement.

In accordance with the First Amended Joint Venture and License Agreements, FlyBlade India was permitted to have a total of five directors, three of which were permitted to be appointed by Hunch and provided that Blade held at least a 10% interest, a single director was permitted to be appointed by the Company. Based upon Blade having less than ten percent (10)% interest on June 30, 2021, Blade held no board seat and lacked the power to appoint members of the FlyBlade India executive management team. As such, the Company is viewed as having minimal influence and control over FlyBlade India. As of June 30, 2021, the Company’s investment in the joint venture is recorded at cost.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 4 – Investment in Joint Venture (Continued)

The Company determined that it does not control the joint venture and therefore was not required to consolidate. In addition, Blade does not have sufficient control to influence and as such the equity method is not appropriate. The investment should be recorded at fair value. However, the Company elected the practicability exception to fair value measurement because the equity security does not have a readily determinable fair value. Accordingly, the Company has recorded the investment at cost less impairment if any. Based upon a qualitative assessment, the Company has determined that the investment should not be impaired. Qualitative considerations included an evaluation of the COVID-19 pandemic delays to the start-up of flight operations in India. Both Hunch and Blade remain committed to the venture and discussions are underway with third parties to raise the next round of equity capital for the joint venture. As such, no impairment was warranted as of June 30, 2021.

As of June 30, 2021 and September 30, 2020, other non-current assets included amounts due from Blade India of $105 and $73, respectively.

Note 5 – Intangible Assets

Purchase of Customer List – Underhill

On March 8, 2019, the Company purchased a customer list from Underhill Holdings, LLC, doing business as Fly the Whale, a seaplane operator that previously competed with Blade on one route between Manhattan and Long Island (“Underhill”). Underhill agreed to refrain from marketing its by-the-seat services to the customer names sold to Blade and refrain from offering by-the-seat services that are competitive with Blade. The Company paid Underhill $250 in cash for this customer list. Blade is amortizing the customer list using the straight-line method over its estimated useful life of five years. Blade has other pre-existing arrangements with Underhill, including capacity agreements for the utilization of certain amphibious seaplane and helicopter operator activities (See Note 9).

Purchase of Blade Domain

On December 16, 2020, the Company purchased the website domain “Blade.com” for $503 in cash. Blade has recorded the purchase of the domain as an indefinite lived intangible asset, subject to impairment testing at least annually. As of June 30, 2021, the Company did not deem impairment of its website domain necessary.

Intangible Assets

The following table presents information about the Company's intangible assets at:

		June 30, 2021			September 30, 2020
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
		Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets	Estimated useful life
Customer list	5 years	$942	$(554)	$388	$942	$(414)	$528
Domain name	Indefinite	503	—	503	—	—	—
Trademarks	10 years	6	(2)	4	6	(1)	5
Total		$1,451	$(556)	$895	$948	$(415)	$533

For the three months ended June 30, 2021 and 2020 amortization of its finite-lived intangible assets were $48 and $48, respectively. For the nine months ended June 30, 2021 and 2020 amortization of its finite-lived intangible assets were $142 and $142, respectively.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 6 – Right-of-Use Asset and Operating Lease Liability

The Company has entered into operating leases consisting principally of its airport and heliport terminals.

At the inception of a contract, the Company will assess whether the contract is, or contains, a lease. The Company's assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset.

The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The Company’s incremental borrowing rate used for all leases under ASC 842 was 5.00%, the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for the Company’s leases include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. ROU assets, once recorded, are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term.

Balance sheet information related to the Company’s leases is presented below:

	As of
Operating leases:	June 30, 2021	September 30, 2020
Operating right-of-use asset	$458	$737
Operating lease liability, current	333	430
Operating lease liability, long term	95	291

The following provides details of the Company’s lease expense:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Lease cost	2021	2020	2021	2020
Short-term lease cost	$66	$18	$118	$48
Operating lease cost	116	147	343	329
Total	$182	$165	$461	$377

Other information related to leases is presented below:

	As of June 30,	As of September 30,
	2021	2020
Weighted-average discount rate – operating lease	5.00%	5.00%
Weighted-average remaining lease term – operating lease (in months)	13	21

As of June 30, 2021, the expected annual minimum lease payments of the Company’s operating lease liabilities and other short-term leases were as follows:

For the Years Ended September 30,
2021 (three months)	$133
2022	270
2023	36
Total future minimum lease payments, undiscounted	439
Less: Imputed interest for leases in excess of one year	(11)
Present value of future minimum lease payments	$428

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 7 – Note Payable

On April 8, 2020, the Company entered into a note evidencing an unsecured loan (“PPP Loan”) in the principal amount of $1,165 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan is administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bore interest at a fixed interest rate of zero point ninety-eight (0.98)% percent per year and would have matured in two (2) years after the issuance date. Payment of interest was deferred through September 2021.

The proceeds of the PPP Loan were eligible to be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2021. The PPP Loan was guaranteed by the United States Small Business Administration (“SBA”). On May 7, 2021, the Company repaid the PPP Loan in full.

For the three and nine months ended June 30, 2021, the Company recorded interest expense of $6 and $12, respectively, which is included in interest income (expense), net on the Company’s condensed consolidated statement of operations.

Note 8 – Stock-Based Compensation

Option Awards

On December 14, 2020, the Board of Directors granted an option for the purchase of 10,920 shares of the Company’s Class A common stock to an employee of the Company. The option, which was granted under the Company’s 2015 Equity Incentive Plan, had an exercise price of $10.01 per share and a term of 10 years. The option had a grant date fair value of $60, where 25% of the shares vest one year from the grant date, with the remaining 75% vest in successive equal monthly installments thereafter over 36 months.

Option Award Valuation Assumptions

The Company determined the fair value of stock options granted during the nine months ended June 30, 2021 based upon the assumptions as provided below.

Stock price	$10.00
Exercise price	$10.01
Dividend yield	0%
Expected volatility	60%
Risk-Free interest rate	0.63%
Expected life (in years)	6.08

Stock Option Modification

Stock options granted under the 2015 Equity Incentive Plan vest over a period of time as previously determined by the Board of Directors, subject to the option holder’s continuous service through each applicable vesting date. Under the options agreements, consummation of the Merger would not automatically cause the vesting of options under the 2015 Equity Incentive Plan, but on December 14, 2020 the Company’s Board of Directors provided that the vesting of all outstanding options that were granted before December 14, 2020 under the 2015 Equity Incentive Plan that are held by current employees or other service providers would be accelerated upon the consummation of the Merger Agreement. Accordingly, stock options to purchase an aggregate of 2,684,026 shares of Class A Common Stock became vested immediately under this modification. Under ASC 718, the Company treated this event as a modification of these stock option awards. The Company determined that the increase in fair value of the stock options was immaterial, and as such, no additional cost was recognized.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 8 – Stock-Based Compensation (Continued)

Stock Option Awards

Following is a summary of stock option activities for the nine months ended June 30, 2021:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
		Average	Grant Date	Life	Intrinsic
	Options	Exercise Price	Fair Value	(years)	Value
Outstanding – October 1, 2020	9,859,674	$0.19	$0.20	6.8	$—
Granted	10,920	10.01	5.49
Exercised	(66,123)	0.36	0.25
Forfeited	(114,645)	0.25	0.12
Outstanding – June 30, 2021	9,689,826	$0.20	$0.20	6.1	$99,824
Exercisable as of June 30, 2021	9,683,001	$0.19	$0.20	6.1	$99,818

For the three months ended June 30, 2021 and 2020, the Company recorded $656 and $90 in stock option expense. For the nine months ended June 30, 2021 and 2020, the Company recorded $1,013 and $268 in stock option expense. The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. As of June 30, 2021, $48 of stock-based compensation costs related to stock options remains subject to amortization, which will be amortized over 2.4 years.

Restricted Stock

On December 14, 2020, the Company granted an aggregate of 739,537 shares of the Company’s restricted stock to various employees, officers, directors, consultants and service providers under the 2015 Equity Incentive Plan and 50,960 shares of the Company’s restricted stock to a director outside the 2015 Equity Incentive Plan. The shares have various vesting dates, ranging from vesting on the grant date to as late as one year from the date of grant.

		Weighted
		Average
	Shares of Restricted	Grant Date
	Stock	Fair Value
Non-vested – October 1, 2020	—	$—
Granted	790,497	10.00
Vested	(87,360)	10.00
Non-vested – June 30, 2021	703,137	$10.00

For the three months ended June 30, 2021 and 2020, the Company recorded $1,862 and $0 in employee and officers restricted stock compensation expense. For the nine months ended June 30, 2021 and 2020, the Company recorded $4,684 and $0 in employee and officers restricted stock compensation expense. As of June 30, 2021, unamortized stock-based compensation costs related to restricted share arrangements was $3,221 and will be recognized over a weighted average period of 0.5 years.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 8 – Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense for stock options and restricted stock in the condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended June 30,
	2021	2020
Software development	$86	$7
General and administrative	2,425	77
Selling and marketing	7	6
Total stock-based compensation expense	$2,518	$90

	For the Nine Months Ended June 30,
	2021	2020
Software development	$174	$19
General and administrative	5,516	231
Selling and marketing	7	18
Total stock-based compensation expense	$5,697	$268

Note 9 – Related Party Transactions

The Company contracts for certain air charter services with Underhill, a related party. The Company paid Underhill approximately $1,100 and $184 for each of the three months ended June 30, 2021 and 2020, and $2,039 and $1,142 for each of the nine months ended June 30, 2021 and 2020, respectively, for air charter services. The rates charged by Underhill for these air charter services are comparable to those that could be obtained in an arm’s-length transaction with an unrelated third party. Through January 20, 2021, Melissa Tomkiel, the Company’s President and General Counsel, had a 20% interest in Underhill. On January 23, 2021, Ms. Tomkiel and Underhill entered into an agreement under which one half of Ms. Tomkiel’s interest was immediately transferred back to Underhill and under which pursuant to the satisfaction of certain conditions by Underhill, Ms. Tomkiel’s interest would be fully transferred to Underhill. On April 8, 2021, those conditions were satisfied and Ms. Tomkiel’s remaining interest was transferred to Underhill.

Note 10 – Commitments and Contingencies

Capacity Purchase Agreements

Blade has contractual relationships with various aircraft operators to provide aircraft service. Under these Capacity Purchase Agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company.

As of June 30, 2021, the Company has a remaining unfulfilled obligation for the years ended September 30, 2021 and 2022 under agreements with operators to purchase flights with an aggregate value of approximately $0 and $4,424, respectively.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 10 – Commitments and Contingencies (Continued)

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2021, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

On February 9, 2021, an individual complaint captioned, Digennaro v. Experience Investment Corp.,et al. (No. 020921-104) was filed in New York state court. The complaint names Experience Investment Corp.; its Chief Executive officers, Mr. Eric Affeldt; and its directors Mr. Martin J. Newburger, Mr. Brian C. Witherow, Mr. Rafael Pastor, Mr. Edward Philip, Experience Merger Sub, Inc. and Blade Urban Air Mobility, Inc. The complaint asserts claims for breach of fiduciary duty against Experience's officer and directors and aiding and abetting breach of fiduciary against the entities in connection with alleged material misstatements and omissions made in the Company's Form S-4, filed January 29, 2021. The complaint seeks, inter alia, injunctive relief enjoining or rescinding the Transaction, injunctive relief directing the filing of an amended registration statement, and damages. On May 18, 2021, this complaint was voluntarily dismissed.

On April 1, 2021, Shoreline Aviation, Inc. filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleges, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”). Claims against the Blade Defendants relate to the May 2018 Asset Purchase Agreement between Blade and Sound Aircraft Flight Enterprises, Inc. (“SAFE”) and Cindy Herbst, pursuant to which Blade purchased SAFE’s complete customer list, including names, contact information and customer flight histories. The complaint demands compensatory and consequential damages in excess of $13 million relating to the claims against the Blade Defendants, as well as punitive damages, certain equitable remedies, interest and attorneys’ fees and costs. The Company believes the outcome would not result in a material contingency.

As of June 30, 2021, the Company has not accrued a reserve for any contingencies related to the above legal proceedings.

Note 11 - Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2025 or earlier upon redemption or liquidation.

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

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 11 - Warrant Liabilities (Continued)

On June 7, 2021, the Company's Form S-1 registering the shares issuable upon exercise of the warrants was declared effective by the SEC.

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Shares of Class A Common Stock- Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price equal to a number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of the Company’s Class A common stock) as the Company’s outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 12 - Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company had no warrant liabilities outstanding as of September 30, 2020.

	Level	June 30, 2021
Warrant liabilities - Public Warrants	1	$25,105
Warrant liabilities - Private Warrants	2	13,694
Fair value of aggregate warrant liabilities as of June 30, 2021		$38,799

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value upon assumption and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. Prior to the consummation of the Merger with EIC and recapitalization of Blade, EIC had previously valued the Private Warrants using Level 3 of the fair value hierarchy. At the Closing Date and at June 30, 2021, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

Blade Air Mobility, Inc. and Consolidated Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 12 - Fair Value Measurements (Continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

		Private
	Public	Placement	Total Warrant
	Warrants	Warrants	Liability
Fair value as of September 30, 2020	$—	$—	$—

Assumption of warrants in recapitalization	15,456	8,430	23,886
Change in fair value of warrant liabilities	9,649	5,264	14,913

Fair value as of June 30, 2021	$25,105	$13,694	$38,799

Note 13 – COVID-19 Risks and Uncertainties

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders and business closures. Consequently, the Company has experienced a decline in the demand for its passenger services due to travel restrictions significantly reducing the number of commercial airline passengers and office closures that required many people to work from home. As a result of this decline, the Company paused its airport service from March 2020 through June 2021 and significantly reduced the number of its Northeast commuter flights. In addition, the Company did not renew certain agreements with its operators for some charter services that were in effect prior to COVID- 19. Despite the decline in its core business, the Company saw an increase in demand for its MediMobility organ transport and jet business during the pandemic.

While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, the Company was able to resume its New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport. Additionally, the Company has seen recovering demand on its other short-distance routes. However, adverse developments related to the pandemic, such as delays in vaccine distribution and administration, the emergence of new viral strains that are not responsive to the vaccine, or a continued lack of demand for air travel from the public, could slow the recovery of the Company’s short-distance products and postpone the Company’s ability to resume paused services or launch planned route expansions.

Note 14 - Subsequent Events

The Company has completed an evaluation of all subsequent events through the filing of this Quarterly Report on Form 10-Q to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Form S-1 filed with the SEC on May 28, 2021.

In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.

Unless otherwise stated, all dollar amounts presented below are stated in thousands, except for per share amounts.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include: loss of our customers; decreases in our existing market share; effects of competition; effects of pricing pressure; the inability of our customers to pay for our services; the loss of our existing relationships with operators; the loss of key members of our management team; changes in our regulatory environment, including aviation law and FAA regulations; the inability to implement information systems or expand our workforce; changes in our industry; heightened enforcement activity by government agencies; interruptions or security breaches of our information technology systems; the expansion of privacy and security laws; our ability to expand our infrastructure network; our ability to identify, complete and successfully integrate future acquisitions; our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting; the ability to continue to meet applicable listing standards; costs related to our business combination; the possibility that we may be adversely affected by other political, economic, business and/or competitive factors; the impact of COVID-19 and its related effects on our results of operations, financial performance or other financial metrics; the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology; pending or potential litigation; and other factors beyond our control. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.

Merger and Organization

On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation, (“Old Blade”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into EIC (the “Merger”), with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the business combination (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to Blade following the Closing Date and with respect to Old Blade prior to the Closing Date.

Business Overview

Blade is a technology-powered, global air mobility platform. We provide consumers with a cost-effective and time-efficient alternative to ground transportation for congested routes, predominantly within the Northeast United States, through our helicopter, amphibious seaplane and fixed-wing transportation services. Our platform utilizes a technology-powered, asset-light business model, which was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to Electric Vertical Aircraft (“EVA”), once they are certified for public use. Blade currently operates in three key lines of business:

●	Short Distance — Consisting primarily of flights: (i) between 60 and 100 miles in distance, largely servicing commuters for prices between $595 and $795 per seat and (ii) between all New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795).
●	MediMobility Organ Transport and Jet — Consisting of transportation of human organs for transplant, non-medical jet charter and limited, by-the-seat, jet flights between New York and both Miami and Aspen.
●	Other — Consists principally of revenues from brand partners for exposure to Blade fliers and certain ground transportation services.

Blade’s first international joint venture launched helicopter services in late 2019 in India, flying between Mumbai, Pune and Shirdi.

Our Business Model

Blade leverages an asset-light business model: we neither own nor operate aircraft. Pilots, maintenance, hangar, insurance and fuel are all costs borne by our network of operators, which provide aircraft to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we schedule flights based on demand analysis and maintain the relationship with the flier from booking through flight arrival. Blade takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

We typically pre-negotiate fixed hourly rates and flight times with our aircraft operators, paying only for flights actually flown, creating a predictable and flexible cost structure. Our costs are variable based on how many flights we offer, so if demand recedes, we are able to adjust our supply requirements accordingly by using fewer operators and reducing our by-the-seat flights. Depending on the maturity of the routes an operator is servicing, Blade will sometimes provide an annual guaranteed number of flight hours to the aircraft operators.

Our asset-light business model was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertical landing infrastructure (“vertiports”) in our existing and new markets.

Key Business Metric

We collect, measure, and evaluate operating and financial data of our business to evaluate our performance, measure our progress, and make strategic decisions. The following table reflects the key operating metric we use to evaluate our business:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Seats flown – all flights	6,813	922	12,695	13,200

We define “Seats flown — all flights” as the total number of seats occupied by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term strategy is primarily focused on growth in by-the-seat products and we believe that “Seats flown — all flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all flights,” but not necessarily in revenue, which is heavily influenced by our MediMobility organ transport and Jet product line where we typically fly fewer or sometimes no passengers over long distances at a high price. We believe the “Seats flown — all flights” metric is useful to investors in understanding the overall scale of our business and trends in the number of passengers paying to use our service.

Recent Developments — Impact of COVID-19

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has driven the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. We experienced a substantial decline in the demand for some of our passenger services due to travel restrictions that significantly reduced the number of commercial airline passengers and office closures that required many people to work from home, lowering commuter demand.

As a result of this decline, we paused our New York airport service from March 2020 through June 2021. Additionally, we significantly reduced the number of Northeast commuter flights we offered in the typically high-demand summer season during 2020, however, we have begun to see a recovery in Northeast commuter demand in summer 2021. Despite the reduction in volume, our cost of revenue on a per flight basis for both 2020 and 2021 remained generally consistent with 2019 for our by-the-seat routes. In addition, we did not renew agreements with certain of our operators for charter services, although we continue to do business with some of them. Despite the decline in our Short distance business, we saw an increase in demand for our MediMobility organ transport and jet services during the pandemic. We also launched BLADE Essential Ground Connect, our ground transportation service, during the pandemic and we implemented new measures to focus on the personal safety of our air and ground passengers.

On April 8, 2020, we received a loan in the principal amount of approximately $1.2 million through the Paycheck Protection Program under the CARES Act, which we used to help sustain our employee payroll costs and rent. On May 7, 2021, we repaid the PPP Loan in full.

While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport. Additionally, we have seen recovering demand on our other short-distance routes. However, adverse developments related to the pandemic, such as delays in vaccine distribution and administration, the emergence of new viral strains that are not responsive to the vaccine, or a continued lack of demand for air travel from the public, could slow the recovery of our short-distance products and postpone our ability to resume paused services or launch planned route expansions.

Factors Affecting our Performance

Ability to attract and retain fliers

Our success depends in part on our ability to cost-effectively attract new fliers, retain existing fliers and increase utilization of our services by current fliers. We plan to continue making significant investments and implementing strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. These investments and initiatives may not be effective in generating sales growth or profits. Moreover, if fliers do not perceive our urban air mobility services to be reliable, safe and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain fliers or increase their utilization of our platform.

Expansion into New Geographic Markets

Our growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure in the Northeast and on the West Coast, that are facing increasing ground congestion. In these areas, Blade’s urban air mobility services can provide the most time savings for our fliers and, given the short distances involved, costs for our services can be comparable to luxury private car services. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure. In addition to these domestic target markets, we will continue to explore international markets through joint ventures, as in India. The number of potential fliers using our urban air mobility services in any of these markets cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our current or targeted future markets.

Growth of our business will require significant investments in our infrastructure, technology and marketing and sales efforts. Historically, cash flow from operations has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

Development, approval and acceptance of EVA for passenger travel

We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertical landing infrastructure (“vertiports”) in our existing and new markets. However, manufacturers, individual operators that will purchase EVA, and pilots must receive requisite approvals from federal transportation authorities before EVA can fly passengers. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner or at all.

We believe that Blade is well positioned to introduce EVA into commercial service, once available, for a number of reasons. We believe our existing short-distance routes are compatible with EVA, which are expected initially to have a limited range, and our existing terminal space will accommodate EVA. Blade’s unit economics are designed to be profitable using either helicopters or EVA, even if early EVA do not deliver significant cost savings relative to helicopters. Moreover, Blade’s asset-light business model and technology platform are operator and aircraft agnostic, enabling a seamless transition to EVA.

Seasonality

Historically, we experienced seasonality with flight volume peaking during the quarters ended June 30 and September 30 of each fiscal year due to the busy summer travel season, with lower volume during the first and second fiscal quarters. In calendar year 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. In 2021, we have seen a recovery in demand for summer travel, resulting in a return to more typical seasonality. Blade’s expansion strategy is focused on routes with significantly less seasonality, such as intercity transfers, airport, and year-round commuter routes. Thus, we expect that seasonality in revenue will decrease as our business grows and our revenue mix shifts to these new year-round routes.

Components of Results of Operations

Revenue

Blade generates revenue through the sale of air travel services. Our fliers primarily purchase and manage reservations using our self-service mobile and web applications, but some choose to call, email or text our dedicated team of Flier Relations professionals. Fliers pay via credit card transactions, wire, check, customer credits and gift cards, and generally we collect payments in advance of performing the related services. We also collect fees from add-ons, such as trip insurance and ground transportation services, and changes to non-refundable seats sold. Our MediMobility organ transport customers receive terms and make payments to us after we perform the related service. Most of our accounts receivable consist of amounts due from MediMobility customers. Additionally, our joint venture agreement for operations in India entitles us to receive quarterly royalty payments.

Cost of Revenue

Cost of revenue consists principally of flight costs paid to operators of aircraft and landing fees.

Software Development

Costs incurred for the development of the Company’s internal use software are expensed as incurred.

General and Administrative

General and administrative expenses include principally personnel costs, stock-based compensation, facility fees, credit card processing fees and professional fees. We expect that general and administrative expenses will increase for the foreseeable future as we expand our service offerings to additional cities and increase flight volumes on existing routes. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with reporting obligations under the rules and regulations of the SEC, rules and regulations applicable to companies listed on a national securities exchange, and higher expenses for director and officer insurance, investor relations, and professional services.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff salaries and stock-based compensation, marketing expenses, and promotion costs. We expect that selling and marketing expenses will increase for the foreseeable future as it represents a key component of our initiatives to expand into new markets. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	12,951	100	3,438	100

Operating expenses
Cost of revenue	9,910	77	2,804	82
Software development	213	2	220	6
General and administrative	9,809	76	1,561	45
Selling and marketing	790	6	329	10
Total operating expenses	20,722	161	4,914	143

Loss from operations	(7,771)		(1,476)

Other non-operating (expense) income
Change in fair value of warrant liabilities	(14,913)		—
Recapitalization costs attributable to warrant liabilities	(1,742)		—
Interest income,net	140		151
Total other non-operating (expense) income	(16,515)		151

Net loss	(24,286)		(1,325)
Weighted average shares outstanding, basic and diluted	51,569,634		25,210,933
Net loss per share, basic and diluted	(0.47)		(0.05)

Revenue

Disaggregated revenue by product line was as follows:

	For the Three Months Ended
	June 30,
Product Line	2021	2020
Short distance	$5,721	$629
MediMobility organ transport and jet	6,500	2,636
Other	730	173
Total Revenue	$12,951	$3,438

For the three months ended June 30, 2021 and 2020, revenue increased by $9.6 million or 277%, from $3.4 million in 2020 to $13.0 million in 2021. The increase in revenue was driven by increases across all product lines as consumer demand began to recover following the relaxation of Covid lockdowns.

Short distance aviation services increased by $5.1 million in 2021, an increase of 809%. Growth in Short distance was driven by a recovery in demand for the Company's commuter products following the relaxation of Covid lockdowns.

MediMobility organ transport and jet increased by $3.9 million in 2021, an increase of 147%. Our MediMobility and jet charter businesses were not adversely impacted by the pandemic and continued to show strong growth. In MediMobility, growth was driven by our successful effort to add additional hospital customers. In jet charter, growth was driven by the successful acquisition of additional fliers and more frequent trips from fliers who preferred to avoid commercial airline travel during the pandemic.

Other revenue increased from $0.2 million to $0.7 million driven primarily by revenue from brand partners.

Cost of Revenue

For the three months ended June 30, 2021 and 2020, cost of revenue increased by $7.1 million or 253%, from $2.8 million during 2020 to $9.9 million in 2021 driven by increased flight volume. Cost of revenue decreased as a percentage of revenues from 82% to 77%, driven by higher average utilization in our by-the-seat routes.

Software Development

For the three months ended June 30, 2021 and 2020, software development costs decreased $7, or 3%. No new large development projects have taken place since last year.

General and Administrative

For the three months ended June 30, 2021 and 2020, general and administrative expense increased by $8.2 million, or 528%, from $1.6 million during 2020 to $9.8 million in 2021, the increase is attributable to: $2.4 million increase due to stock-based compensation; $3.3 million increase due to costs related with the company's transition from private to public company, those costs include accounting & consulting professional fees; an increase in D&O insurance expense of $1.2 million since going public; $1.3 million increase due to staff costs and office costs, in line with the higher level of activity as well as new roles created in connection with the Company becoming public. Additionally, the Company has eliminated cost controls introduced during the pandemic given continued revenue growth and the recovery in overall travel demand.

Selling and Marketing

For the three months ended June 30, 2021 and 2020, selling and marketing expense increased by $0.5 million, or 140%, from $0.3 million during 2020 to $0.8 million in 2021. The increase is attributable to higher marketing activity to support the Company’s revenue growth.

Other non-operating (expense) income

For the three months ended June 30, 2021 and 2020, other non-operating (expense) income consists of $14.9 million non-cash expense due to fair value revaluation of warrants liabilities, representing the change in fair value between the date of the merger to June 30, 2021, and interest income net of interest expense. We also expensed recapitalization costs attributable to warrant liabilities during the three months ended June 30, 2021 of $1.7 million due to our reverse recapitalization on May 7, 2021. We earn interest income on our money market and short term investments. Interest income remained stable at approximately $0.1 million in 2021.

Comparison of the Nine Months Ended June 30, 2021 and 2020

The following table presents our consolidated statements of operations for the periods indicated:

	Nine Months Ended June 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	30,210	100	15,115	100

Operating expenses
Cost of revenue	23,905	79	14,392	95
Software development	555	2	691	5
General and administrative	18,023	60	7,376	49
Selling and marketing	2,091	7	2,284	15
Total operating expenses	44,574	148	24,743	164

Loss from operations	(14,364)		(9,628)

Other non-operating (expense) income
Change in fair value of warrant liabilities	(14,913)		—
Recapitalization costs attributable to warrant liabilities	(1,742)
Interest income, net	151		181
Total other non-operating (expense) income	(16,504)		181

Net loss	(30,868)		(9,447)
Weighted average shares outstanding, basic and diluted	34,078,573		25,209,794
Net loss per share, basic and diluted	(0.91)		(0.37)

Revenue

Disaggregated revenue by product lines was as follows:

	For the Nine Months Ended
	June 30,
Product Line	2021	2020
Short distance	$8,900	$5,767
MediMobility organ transport and jet	19,753	9,089
Other	1,557	259
Total Revenue	$30,210	$15,115

For the nine months ended June 30, 2021 and 2020, revenue increased by $15.1 million or 100%, from $15.1 million in 2020 to $30.2 million in 2021. The increase in revenue was driven by higher demand across all of our product lines as consumer demand began to recover following the relaxation of Covid lockdowns.

Short distance aviation services increased by $3.1 million, an increase of 54%. Growth in Short distance was driven by a recovery in demand for the Company's commuter products following the relaxation of Covid lockdowns.

MediMobility organ transport and jet increased by $10.7 million in 2021, an increase of 117%. Our MediMobility organ transport and jet businesses were not adversely impacted by the pandemic and continued to show strong growth. In MediMobility organ transport, growth was driven by our successful effort to add additional hospital customers. In jet charter, growth was driven by the successful acquisition of additional fliers and more frequent trips from fliers who preferred to avoid commercial airline travel during the pandemic.

Other revenue increased by $1.3 million or 504% from $0.3 million to $1.6 million driven primarily by the introduction of our Essential Ground Connect car service and increased revenue from brand partners.

Cost of Revenue

For the nine months ended June 30, 2021 and 2020, cost of revenue increased by $9.5 million or 66%, from $14.4 million during 2020 to $23.9 million in 2021. The increase in cost of revenue was driven by an increase in overall volume of operating flights. Cost of revenue as a percentage of revenue was 79% vs. 95% in the prior period, driven by higher average utilization in our by-the-seat routes.

Software Development

For the nine months ended June 30, 2021 and 2020, development costs decreased by $0.1 million, or 20%, from $0.7 million in 2020 to $0.6 million in 2021, principally due to management’s decision to reduce development costs in response to the COVID-19 pandemic’s impact on operations.

General and Administrative

For the nine months ended June 30, 2021 and 2020, general and administrative expense increased by $10.6 million, or 144%, from $7.4 million during 2020 to $18.0 million in 2021, principally based upon an increase in stock-based compensation of $5.6 million, an increase in D&O insurance expense of $1.2 million since going public, and an increase in professional fees (legal, consulting, and accounting) of $3.8 million of which the majority was attributed to our transition in connection with becoming a public company.

Selling and Marketing

For the nine months ended June 30, 2021 and 2020, selling and marketing expense decreased by $0.2 million, or 8%, from $2.3 million during 2020 to $2.1 million in 2021. The decrease in selling and marketing expense was attributed primarily to reductions in marketing and advertising during last year related to scaling down our short distance flight services in response to COVID-19 restrictions on travel and workplace closures.

Other non-operating (expense) income

For the nine months ended June 30, 2021 and 2020, other non-operating (expense) income consisted of $14.9 million expense due to fair value revaluation of warrants liabilities from the date of the merger to June 30, 2021, as well as interest income and interest expense. We also expensed recapitalization costs attributable to warrant liabilities during the nine months ended June 30, 2021 of $1.7 million due to our reverse recapitalization on May 7, 2021. We earn interest income on our money market funds and short term investments held with JP Morgan Chase Bank. Interest income remained stable at less than $0.2 million in 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception and until May 2021, we have financed our operations primarily from sales of our convertible preferred stock. On May 7, 2021 the Company raised $331.8 million in net proceeds upon the consummation of the merger with EIC and the sale of common stocks through a PIPE. As of June 30, 2021 and September 30, 2020, we had cash and cash equivalents of $30.0 million and $12.2 million, respectively, and restricted cash of $0.6 million and $0.1 million, respectively. In addition, as of June 30, 2021 we had $303.1 million of short term investments in a traded mutual fund which could be liquidated at any time within one day notice. We anticipate that our available cash and cash equivalents will be sufficient to meet our current operational needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility.

On April 8, 2020, we entered into an unsecured note evidencing our PPP Loan in the principal amount of $1.2 million. Proceeds of our PPP Loan were used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligations that were incurred in the 24 weeks following the disbursement of the loan. On May 7, 2021, we repaid the PPP Loan in full.

Liquidity Requirements

As of June, 2021, we had working capital of $332.2 million, including cash and cash equivalents of $30.0 million. We had net losses of $30.9 million and $9.4 million for the nine months ended June 30, 2021 and 2020, respectively.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Cash Flows

Comparison of the Nine Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,		Change
	2021	2020	$	%
Net cash used in operating activities	$(9,825)	$(9,915)	$(90)	(1)
Net cash used in investing activities	(303,896)	(381)	(303,515)	(79,663)
Net cash provided by financing activities	332,078	1,170	330,908	28,282
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,357	$(9,126)	$27,483	301

Cash Used in Operating Activities

For the nine months ended June 30, 2021, net cash used in operating activities was $9.8 million, primarily driven by a net loss of $30.9 million offset by non-cash stock based compensation of $5.7 million and non-cash change in fair value of warrant liabilities of $14.9 million. The changes in operating assets and liabilities are primarily driven by an increase of $6.1 million in prepaid expenses (primarily prepaid insurance premiums) and other current assets, offset by an increase of $3.8 million in accounts payable and accrued expenses and an increase of $1.3 million deferred revenue.

For the nine months ended June 30, 2020, net cash used in operating activities was $9.9 million, primarily driven by a net loss of $9.4 million partially offset by non-cash stock based compensation of $0.3 million and non-cash depreciation and amortization of $0.4 million. The changes in operating assets and liabilities included are primarily driven by a $1.6 million decrease in accounts payable and accrued expenses, and an increase of $0.9 million in deferred revenue.

Cash Used In Investing Activities

For the nine months ended June 30, 2021, net cash used in investing activities was $303.9 million, driven by a $0.5 million of purchase of domain name, $0.2 million of purchases of property and equipment, and a $303.2 million purchase of short-term investments.

For the nine months ended June 30, 2020, net cash used in investing activities was $0.4 million, driven by $0.4 million of purchases of property and equipment.

Cash Provided by Financing Activities

For the nine months ended June 30, 2021, net cash provided by financing activities was $332.1 million, reflecting primarily cash received of $213.6 million from the Merger with EIC and cash received of $119.6 million from the issuance of common stock under our PIPE financing, partially offset by the $1.2 million repayment of the PPP Loan.

For the nine months ended June 30, 2020, net cash provided by financing activities was $1.2 million, principally related to the Company obtaining the PPP Loan of $1.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosure in the notes to financial statements. We evaluate our accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

For further information about our critical accounting policies and use of estimates, see Note 2 of the notes to our condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the following material weaknesses:

The first material weakness relates to the lack of segregation of duties in our accounting procedures and approval of significant transactions, due in part to the lack of a sufficient number of personnel in the accounting and finance function. This weakness could lead to intentional or unintentional errors that might not be detected. Further, we do not have adequate documentation of the components of our internal control processes, making it difficult to appropriately monitor the effectiveness of our internal controls.

The second material weakness arises from the need to augment our information technology and application controls, including, but not limited to, the addition of formally documented controls around logical system access and code change management. Deficiencies in logical access controls can result in unauthorized or inappropriate access to key applications and data.

Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

On May 7, 2021, the Company consummated its Merger by and among EIC, Merger Sub, and Old Blade. The historical consolidated financial statements of Old Blade became the historical consolidated financial statements of the registrant. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Merger, including the enhancement of our internal accounting resources through the hire of both a Chief Accounting Officer and Corporate Controller. Additionally, the Company implemented additional closing procedures to strengthen its process and shorten its close cycle for financial reporting. Other than such changes related to this integration, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

In the opinion of management, other than as described below, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On February 9, 2021, an individual complaint captioned, Digennaro v. Experience Investment Corp., et al. (No. 020921-104) was filed in New York state court. The complaint names Experience Investment Corp.; its Chief Executive Officers, Mr. Eric Affeldt; and its directors Mr. Martin J. Newburger, Mr. Brian C. Witherow, Mr. Rafael Pastor, Mr. Edward Philip, Experience Merger Sub, Inc. and Blade Urban Air Mobility, Inc. The complaint asserts claims for breach of fiduciary duty against Experience's officer and directors and aiding and abetting breach of fiduciary against the entities in connection with alleged material misstatements and omissions made in the Company's Form S-4, filed January 29, 2021. The complaint seeks, inter alia, injunctive relief enjoining or rescinding the Transaction, injunctive relief directing the filing of an amended registration statement, and damages. On May 18, 2021 this complaint was dismissed.

On April 1, 2021, Shoreline Aviation, Inc. filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleges, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”). Claims against the Blade Defendants relate to the May 2018 Asset Purchase Agreement between Blade and Sound Aircraft Flight Enterprises, Inc. (“SAFE”) and Cindy Herbst, pursuant to which Blade purchased SAFE’s complete customer list, including names, contact information and customer flight histories. The complaint demands compensatory and consequential damages in excess of $13 million relating to the claims against the Blade Defendants, as well as punitive damages, certain equitable remedies, interest and attorneys’ fees and costs. The Company believes the outcome would not result in a material contingency.

Item 1A.Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

Risks Related to Our Business and Growth Strategy

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.

We have incurred significant losses since inception. While we currently generate revenue from the sale of air transportation, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Further, our future growth is heavily dependent upon the availability of EVA. There can be no assurance that regulatory approval and availability of EVA, or consumer acceptance of EVA, will occur in a timely manner, if at all. In addition, there may be additional costs associated with the initial build out of EVA infrastructure needed to service our routes and we cannot be sure that EVA will result in expected cost savings or efficiencies, which could in turn affect our profitability.

The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business operations and our financial results.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, have resulted in a severe decline in demand for air travel and have adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings, cancellation of public events and many other restrictions have resulted in a precipitous decline in demand for business and leisure travel generally, including demand for our air mobility services. For example, historically our business has been comprised of business travel and commuter traffic, which largely has been replaced by “virtual meeting” and teleconferencing products or become unnecessary as a result of the significant number of people now working from home.

The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the duration and spread of COVID-19, the availability and acceptance of vaccines, travel advisories, curfews or “shelter in place” health orders, the impact of COVID-19 on overall long-term demand for air travel, increasing acceptance of employees working from home, government mandates restricting air service, sickness or quarantine of our employees or third-party aircraft operators resulting from exposure to COVID-19, and the impact of COVID-19 on the financial health and operations of our business partners, all of which are highly uncertain and cannot be predicted. At this time, we are not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior or their demand for our urban air mobility services.

The recent spread of the Delta variant of COVID-19, which appears to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of the Delta variant cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases and what impact they may have on commuting patterns and the demand for air travel. Given the dynamic nature of the circumstances, it is difficult to predict the impact of the ongoing COVID-19 pandemic on our business.

The markets for our offerings are still in relatively early stages of growth, and if such markets do not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

Blade’s urban air mobility service has grown rapidly since we launched our business in 2014, though it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all.

Further, we currently operate in a limited number of metropolitan areas. The success of these markets to date and the opportunity for future growth in these markets may not be representative of the potential market for urban air mobility in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of EVA technology, as well as the willingness of commuters and travelers to widely- adopt urban air mobility as an alternative for ground transportation. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability or for other reasons, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition and results of operations.

The New York airport transfer market has not been served on a by-the-seat air transportation basis since U.S. Helicopter offered helicopter service in the 2000s. Furthermore, some of the other markets where we plan to expand have never been served by by-the-seat helicopter services. As a result, the number of potential fliers using our urban air mobility services cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our current or targeted future markets.

Growth of our business will require significant investments in our infrastructure, technology and marketing and sales efforts. Historically, cash flow from operations has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

The success of our business will be highly dependent on our ability to effectively market and sell air transportation as a substitute for conventional methods of transportation.

We generate substantially all of our revenue from the sale of air transportation. Our success depends in part on our ability to cost-effectively attract new fliers, retain existing fliers and increase utilization of our platform by existing fliers. Historically, we have made, and expect that we will need to continue to make, significant investments and implement strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. For example, for the years ended September 30, 2020 and September 30, 2019, flier acquisition campaigns represented approximately 11% and 16% of our revenues, respectively. These investments and initiatives may not be effective in generating sales growth or profits. In addition, marketing campaigns can be expensive and may not result in the acquisition of additional fliers in a cost-effective manner, if at all. As our brand becomes more widely known, future marketing campaigns or brand content may not attract new fliers at the same rate as past campaigns or brand content. If we are unable to attract new fliers, our business, financial condition and results of operations will be adversely affected.

Our fliers have a wide variety of options for transportation, including business aviation, commercial airlines, private aircraft operators, personal vehicles, rental cars, taxis, public transit and ridesharing offerings. To expand our flier base, we must appeal to new fliers who have historically used other forms of transportation. If fliers do not perceive our urban air mobility services to be reliable, safe and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain fliers or increase their utilization of our platform. If we fail to continue to grow our flier base, retain existing fliers or increase the overall utilization of our platform, our business, financial condition and results of operations could be adversely affected.

The EVA industry may not continue to develop, EVA may not be adopted by the market or our third-party aircraft operators, EVA may not be certified by transportation authorities or EVA may not deliver the expected reduction in operating costs, any of which could adversely affect our prospects, business, financial condition and results of operations.

EVA involves a complex set of technologies, which we rely on original equipment manufacturers (“OEMs”) to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers, OEMs must receive requisite approvals from federal transportation authorities. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner or at all. In order to gain government certification, the performance, reliability and safety of EVA must be proven, none of which can be assured. Even if EVA aircraft are certified, individual operators must conform EVA aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA aircraft, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business.

Additional challenges to the adoption of EVA, all of which are outside of our control, include:

●	market acceptance of EVA;
●	state, federal or municipal licensing requirements and other regulatory measures;
●	necessary changes to infrastructure to enable adoption, including installation of necessary charging equipment; and
●	public perception regarding the safety of EVA.

There are a number of existing laws, regulations and standards that may apply to EVA, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address EVA more specifically could delay the ability of OEMs to receive type certification by transportation authorities and thus delay our third-party aircraft operators’ ability to utilize EVA for our flights. In addition, there can be no assurance that the market will accept EVA, that we will be able to execute on our business strategy, or that our offerings utilizing EVA will be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding EVA, including the overall safety and the potential for injuries or death occurring as a result of accidents involving EVA, regardless of whether any such safety incidents occur involving Blade. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

If we are not able to successfully enter into new markets and offer new routes and services and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

Our growth will depend in part on our ability to successfully enter into new markets, create and introduce new routes, and expand our existing routes by adding more frequent flights. Significant changes to our existing routes or the introduction of new and unproven routes may require us to obtain and maintain applicable permits, authorizations or other regulatory approvals. If these new or expanded routes are unsuccessful or fail to attract a sufficient number of fliers to be profitable, or we are unable to bring new or expanded routes to market efficiently, our business, financial condition and results of operations could be adversely affected. Furthermore, new third-party aircraft operator or flier demands regarding our services, including the availability of superior routes or a deterioration in the quality of our existing routes, could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our routes or our business model.

Developing and launching new routes or enhancements to our existing routes involves significant risks and uncertainties, including risks related to the reception of such routes by existing and potential future third-party aircraft operators and fliers, increases in operational complexity, unanticipated delays or challenges in implementing such routes or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast flier demand and the number of third-party aircraft operators using our platform) and negative publicity in the event such new or enhanced routes are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in such operational challenges affecting our business. In addition, developing and launching new routes and enhancements to our existing routes may involve significant upfront investment, such as additional marketing and terminal buildout, and such investments may not generate return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified third-party aircraft operators and fliers and our ability to increase utilization of our routes, and could adversely affect our business, financial condition and results of operations.

Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters or charter flights and in particular from any accident involving our third-party aircraft operators.

The operation of aircraft is subject to various risks, and demand for air transportation, including our urban air mobility services, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade flights, our third-party aircraft operators or aircraft flown by our third-party aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers and which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board (“NTSB”), and are often separated into categories of transportation. Because our urban air mobility services include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.

While we do not own, operate or maintain aircraft, we believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure to maintain standards of safety and reliability that are satisfactory to our fliers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, one of our third-party operators’ Blade-branded aircraft, or a type of aircraft in our third-party operators’ fleet that is used by us is involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our employees, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to use our services, and adversely impact our business, results of operations and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.

Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and heliports we utilize for our urban air mobility services. For example, if an accident were to occur at a heliport we rely on for certain flights, we may be unable to fly into or out of that heliport until the accident has been cleared, any damages to the facilities have been repaired and any insurance, regulatory or other investigations have be completed.

We expect to face intense competition in the urban air mobility industry.

The urban air mobility industry is still developing and evolving, but we expect it to be highly competitive. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. For example, some multimodal transportation providers have expressed interest in air mobility, and Uber Technologies, Inc. has a significant investment in a company that is developing EVA aircraft. Moreover, potential manufacturers of EVAs may choose to develop vertically integrated businesses, or they may contract with competing air mobility service providers rather than entering into operating contracts with us, which would be a threat to our business. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national helicopter or heliport operations that we rely on to offer our urban air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the urban air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country.

We believe our ability to compete successfully as an urban air mobility service will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer, and the routes, frequency of flights and availability of seats offered through our platform. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.

Continuing to increase the strength of our reputation and brand for reliable, experience-driven and cost-effective urban air mobility is critical to our ability to attract and retain qualified third-party aircraft operators and fliers. In addition, our growth strategy includes international expansion through joint ventures, minority investments or other partnerships with local companies as well as event activations and cross- marketing with other established brands, all of which benefit from our reputation and brand recognition.

The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation and brand, including as a result of:

●	complaints or negative publicity or reviews about us, our third-party aircraft operators, fliers, our air mobility services, other brands or events we associate with or our flight operations policies (e.g., cancellation or baggage fee policies), even if factually incorrect or based on isolated incidents;
●	changes to our flight operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
●	a failure to enforce our flight operations policies in a manner that users perceive as effective, fair and transparent;
●	illegal, negligent, reckless or otherwise inappropriate behavior by fliers, our third-party aircraft operators or other third parties involved in the operation of our business or by our management team or other employees;
●	a failure to provide routes and flight schedules sought by fliers;
●	actual or perceived disruptions or defects in our platform, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
●	litigation over, or investigations by regulators into, our operations or those of our third-party aircraft operators;
●	a failure to operate our business in a way that is consistent with our values;
●	inadequate or unsatisfactory flier support service experiences;
●	negative responses by third-party aircraft operators or fliers to new mobility offerings on our platform;
●	perception of our treatment of employees, contractors or third-party aircraft operators and our response to their sentiment related to political or social causes or actions of management; or
●	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our third-party aircraft operators and fliers may be viewed positively from one group’s perspective (such as fliers) but negatively from another’s perspective (such as third-party aircraft operators), or may not be viewed positively by either third-party aircraft operators or fliers. If we fail to balance the interests of third-party aircraft operators and fliers or make changes that they view negatively, third-party aircraft operators and fliers may stop using our platform or take fewer flights, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.

Any failure to offer high-quality customer support may harm our relationships with fliers and could adversely affect our reputation, brand, business, financial condition and results of operations.

Through our marketing, advertising, and communications with fliers, we set the tone for our brand as aspirational but also within reach. We strive to create high levels of flier satisfaction through the experience we provide in our terminal lounges and the support provided by our Flier Experience team and Flier Relations representatives. The ease and reliability of our offerings, including our ability to provide high-quality flier support, helps us attract and retain fliers. Fliers depend on our “Flier Relations” team to resolve any issues relating to our services, such as leaving something in a third-party aircraft operator’s vehicle, flight cancellations or scheduling changes. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled Flier Relations employees who can support fliers and are sufficiently knowledgeable about our services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient flier support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

We are especially vulnerable to delays, cancellations or flight rescheduling, as we rely on maintaining a high daily aircraft usage rate, and need to aggregate fliers on our by-the-seat flights to lower direct costs to third-party operators.

Our success depends in part on maintaining a high daily aircraft usage rate (i.e., the number of revenue generating hours flown on average in a day), which can be achieved in part by reducing turnaround times at heliports and airports. Aircraft usage rate is reduced by delays caused by a variety of factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Reduced aircraft usage rates may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our success also depends on our ability to generate more revenue per flight by maintaining high flier utilization rates (i.e., the number of seats purchased on each flight). Flier utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low flier utilization rates to increase or maintain flier satisfaction, brand recognition, for marketing or other purposes. We have utilized monthly and annual commuter passes and annual corporate bulk purchasing options to increase our flier utilization rates in the past, however, these products may be less appealing following the COVID-19 pandemic.

While historically we have maintained daily aircraft and flier utilization rates sufficient to offset the costs we pay to operators, we may be unable to resume our pre-COVID utilization rates or maintain and increase utilization rates as our business grows and expands. The risk of delays, cancellations and flight rescheduling, which could negatively impact our utilization rates, may increase as we expand our business to include new markets and destinations, more frequent flights on current routes and expanded facilities.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.

Our business is primarily concentrated on urban air mobility, which is vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting luxury goods and discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our urban air mobility services, or could shift demand from our urban air mobility services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from urban air mobility, our business, financial condition and results of operations could be adversely affected.

Our operations are concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances affecting these metropolitan areas.

We derive the majority of our revenue from flights that either originate from or fly into heliports in New York, New York. The remainder of our domestic flights originate or fly into airports and heliports in Los Angeles, California, Miami, Florida, Nantucket, Massachusetts, and other locations in New York State. As a result of our geographic concentration, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances in each of these metropolitan areas. A significant interruption or disruption in service at one of the terminals where we have a significant volume of flights could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition and operating results.

Disruption of operations at the airports where our terminal facilities are located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm our business. Certain airports may regulate flight operations, such as limiting the number of landings per year, which could reduce our operations. Bans on our airport operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport-imposed fees, which would adversely affect our business, financial condition and operating results.

Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19 or any other similar illness, both due to the risk of a contagious disease being introduced into the metropolitan area through the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19 in Los Angeles, California and New York, New York.

Natural disasters, including tornados, hurricanes, floods and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, may damage our facilities, those of third-party aircraft operators or otherwise disrupt flights into or out of the airports from which our flights arrive or depart. For example, our New York and Massachusetts operations are subject to severe winter weather conditions, our Los Angeles operations are subject earthquakes, El Niño conditions and high winds, and our Miami operations are subject to tropical storms and hurricanes. Less severe weather conditions, such as rainfall, snowfall, fog, mist, freezing conditions or extreme temperatures, may also impact the ability for flights to occur as planned, which could reduce our sales and profitability and may result in additional expenses related to rescheduling of flights.

Major metropolitan areas, including those in which we currently operate, are also at risk of terrorist attacks, actual or threatened acts of war, political disruptions and other disruptions.

The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in regions where our facilities are located, or where our third-party aircraft operators’ facilities are located, could adversely affect our business.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Since we do not yet utilize electric aircraft, our business is dependent on the availability of aircraft fuel. Continued periods of significant disruption in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.

Although our third-party aircraft operators are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil- producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators. The impact of such events may limit our third-party aircraft operators’ ability to perform our by-the-seat flights, which could result in loss of revenue and adversely affect our ability to provide our services.

System failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks or other events. Our insurance may not be sufficient, and we may not have sufficient remedies available to us from our third party service providers, to cover all of our losses that may result from such interruptions, outages, or degradations.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” which refers to the frequent release of our software code, sometimes multiple times per day. This practice increases the risk that errors and vulnerabilities are present in the software code underlying our platform. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our platform, whether in our proprietary code or that of third third-party software on which our software relies, could result in negative publicity, a loss of users or loss of revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent fliers from booking flights, which would adversely affect our flier utilization rates, or disrupting communications with our operators (e.g., flight schedules or passenger manifests), which could affect our on-time performance. For example, we have experienced an error in our app that temporarily allowed a small number of users to log into and view a different user’s profile. Although we quickly corrected the error after receiving user complaints, with no material adverse impact to our business, similar and more serious errors could occur in the future. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our technology platform. These events have resulted in, and similar future events could result in, losses of revenue due to increased difficulty of booking services through our technology platform, impacts to on-time performance, and resultant errors in operating our business. A prolonged interruption in the availability or reduction in the availability or other functionality of our platform could adversely affect our business and reputation and could result in the loss of fliers. Moreover, to the extent that any system failure or similar event results in harm or losses to the fliers using our platform, such as the inability to book or change flights because of a system failure, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time consuming and costly for us to address.

We rely on our information technology systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.

We rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit and store personal and financial information, proprietary information of our business, and also allow us to coordinate our business across our operation bases, and allow us to communicate with our employees and externally with customers, suppliers, partners and other third parties. While we believe we take reasonable steps to secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, could result in damage, disruptions or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

We rely on mobile operating systems and application marketplaces to make our apps available to users of our platform. If we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our platform available to fliers. In 2019, the majority of our seats were booked through the Blade Android and iOS apps. Such mobile operating systems or application marketplaces could limit or prohibit us from making our apps available to fliers, make changes that degrade the functionality of our apps, increase the difficulty of using our apps, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us. Additionally, if any future competitor’s placement in such mobile operating system’s application marketplace is more prominent than the placement of our apps, overall growth in our flier base could slow and the usage of our platform could be adversely affected. Our apps have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile technology industry to make, or continue to make, such technologies, systems, networks, or standards available to our users. If fliers on our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition and results of operations could be adversely affected.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain technologies we utilize in arranging air transportation. To date, we have relied primarily on trade secrets and trademarks to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we have chosen not to register any of our copyrights. We routinely enter into non-disclosure agreements with our employees, consultants, third party aircraft operators and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially cause us to lose market share, harm our ability to compete, and result in reduced revenue. Moreover, our non- disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

We use open source software in connection with our platform, which may pose risks to our intellectual property.

We use open source software in connection with our platform, and plan to continue using open source software in the future. Some licenses governing the use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software. If we combine or link our proprietary source code with open source software in certain ways, we may be required, under the terms of the applicable open source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our platform, that our developers have not incorporated open source software into our platform that we are unaware of, or that they will not do so in the future. Additionally, the terms of open source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, and the open source software may contain security vulnerabilities.

If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to offer our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.

In order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain or obtain space for passenger terminals. As airports and heliports around the world become more congested, it may not be possible for us to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports and heliports throughout our network, including those imposed by inadequate facilities at desirable locations. Additionally, there is no assurance that we will be able to obtain necessary approvals and to make necessary infrastructure changes to enable adoption of EVA, including installation of necessary charging equipment. Any limitation on our ability to acquire or maintain space for passenger terminal operations could have a material adverse effect on our business, results of operations and financial condition.

Blade leases and licenses exclusive passenger terminal infrastructure from airport and heliport operators in key markets. These leases, licenses and permits vary in term, ranging from six month seasonal permits to multi-year use and occupancy agreements that are coterminous with the airport or heliport operator’s underlying lease with the municipality that owns the premises. While our experience with these multi-year use and occupancy agreements have led to long-term uninterrupted usage thus far, certain municipalities, including New York, retain the authority to terminate a heliport operator’s lease upon as short as 30 days’ notice. If a municipality exercised its termination rights, under certain conditions our agreements with the airport or heliport operator would concurrently terminate. Termination of one or more of our leases could negatively impact our ability to provide services in our existing markets and have a material adverse effect on our business, results of operations and financial condition.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

Prior to the consummation of the Transactions, we financed our operations and capital expenditures primarily through private financing rounds. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have started expanding our presence internationally. In 2019, we entered into a joint venture in India (our “Indian Joint Venture”) and we may continue to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations across a broad geographic area with varying regulations, customs and cultural norms, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

●	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
●	competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
●	differing demand dynamics, which may make our offerings less successful;
●	complying with local laws and regulatory standards, including with respect to data privacy and tax;

●	obtaining any required government approvals, licenses or other authorizations;
●	varying levels of Internet and mobile technology adoption and infrastructure;
●	costs and exchange rate fluctuations;
●	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
●	limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.

We hold a minority ownership stake in our Indian Joint Venture and do not hold any control rights over the operations of the business. As such, we cannot directly prevent actions which may result in losses or negative publicity. While we have implemented various measures intended to anticipate, identify and address the risk associated with our lack of control, these measures may not adequately address or prevent all potential risks and may adversely impact our reputation and brand, which could adversely affect our business, financial condition and results of operations. In the future, we may enter into other joint ventures or licensing agreements that involve a similar lack of control, which could adversely impact our reputation and brand.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected. In addition, international expansion may increase our risks related to compliance with various laws and standards, including with respect to anti- corruption, anti-bribery, and trade and economic sanctions.

As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.

We intend to explore potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of aircraft operators with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to increase our presence, we expect to incur substantial expenses as we continue to attempt to increase our route offerings, flight frequency, passenger terminal footprint and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Our insurance may become too difficult or expensive for us to obtain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

Though we do not own or operate aircraft, we maintain general liability aviation premise insurance, non- owned aircraft liability coverage, and directors and officers insurance, and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Further, we expect our insurance costs to increase as we add routes, increase flight and passenger volumes and expand into new markets, and it is too early to determine what impact, if any, the adoption of EVAs will have on our insurance costs.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and technology and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes accountability, attention to detail, communication and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

●	failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
●	the increasing size and geographic diversity of our workforce;
●	competitive pressures to move in directions that may divert us from our mission, vision and values;
●	the continued challenges of a rapidly-evolving industry;
●	the increasing need to develop expertise in new areas of business that affect us;
●	negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and
●	the integration of new personnel and businesses from acquisitions.

If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Dependence on Third-Party Providers

We rely on our third-party operators to provide and operate aircraft to move our fliers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our asset-light business model means that we do not own or operate any aircraft. Instead, we rely on third-party contractors to own and operate aircraft. Pilots, maintenance, hangar, insurance and fuel are all costs borne by our network of operators. Should we experience complications with any of these third-party contractors or their aircraft, we may need to delay or cancel by-the-seat flights. We face the risk that any of our contractors may not fulfill their contracts and deliver their services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 outbreak, or other events. The failure of any contractors to perform to our expectations could result in delayed or cancelled flights and harm our business. Our reliance on contractors and our inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition and results of operations.

If our third-party aircraft operators are unable to match our growth in demand or we are unable to add additional third-party aircraft operators to our platform to meet demand, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We are dependent on a finite number of certificated third-party aircraft operators to provide our services. In the event potential competitors establish cooperative or strategic relationships with third party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we may not have access to the necessary number of aircraft to achieve our planned growth. Though we have successfully incentivized our operators to add aircraft to support our growth in the past, there is no guarantee we will be able to continue doing so without incurring costs. If our third-party aircraft operators are unable or unwilling to add aircraft, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators, our business and results of operations could be adversely affected. As the urban air mobility market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the urban air mobility market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees, may increase.

If we encounter problems with any of our third-party aircraft operators or third-party service providers, such as workforce disruptions, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

All of our flight operations are conducted by third-party aircraft operators on our behalf. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this “Risk Factors” section, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, such as conditions resulting from the COVID-19 pandemic, have subjected certain of these third-party regional operators to significant financial and operational pressures, which have in the past and could result in the temporary or permanent cessation of their operations. We may also experience disruption to our regional operations if we terminate agreements with one or more of our current aircraft operators and transition the services to another provider. As a result of the COVID-19 pandemic, we did not renew agreements with some of the third-party aircraft operators who have provided flight services to us in the past. While we continue to do business with some of these operators despite the lack of an agreement, there is no assurance that we will continue to do so. Additionally, although we expect to enter into new agreements with such operators on acceptable terms in the future, there is no guarantee that we will be able to do so.

Although our third-party aircraft operators are not currently experiencing workforce disruptions, we cannot predict the future actions of their workforce. Union strikes among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our urban air mobility service and thus could have a material adverse effect on our business, financial condition and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have a material adverse effect on our business, results of operations and financial condition.

In addition, we have entered into agreements with contractors to provide various facilities and services required for our operations. Because we rely on others to provide such services, our ability to control the efficiency and timeliness of such services is limited. Similar agreements may be entered into in any new markets we decide to serve. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Our third-party aircraft operators’ insurance may become too difficult or expensive for them to obtain. If our third-party aircraft operators are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Safe operation of aircraft is primarily the responsibility of our third-party operators and they are primarily held liable for accidents, thus incidents related to aircraft operation are covered by our third-party operators’ insurance. A limited number of hull and liability insurance underwriters provide coverage for our third-party aircraft operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical or tourism accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. If our third-party aircraft operators’ insurance costs increase, such operators are likely to pass the increased costs to us, which could cause us to increase the prices paid by our fliers. Such cost increases could adversely affect demand for our services and harm our business. Additionally, under all aircraft operating agreements, our third-party aircraft operators have agreed to indemnify us against liability arising from the operation of aircraft and to maintain insurance covering such liability. However, there can be no assurance there will be no challenge to the indemnification rights or that the aircraft operator will have sufficient assets or insurance coverage to fulfill its indemnity obligations.

Illegal, improper or otherwise inappropriate operation of branded aircraft by our third-party aircraft operators, regardless of whether they are operating aircraft on our behalf, could harm our reputation, business, brand, financial condition and results of operations.

Some of our third-party aircraft operators operate Blade-branded aircraft on a non-exclusive basis, enabling them to utilize Blade-branded aircraft for flight operations unrelated to Blade. If our third-party aircraft operators were to operate Blade-branded aircraft, regardless of whether such aircraft is flying on our behalf, in an illegal, improper or otherwise inappropriate manner, such as violating local noise-abatement regulations or ignoring suggested noise-abatement flight paths and procedures, we could be exposed to significant reputational harm. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper or otherwise inappropriate activity by our third-party aircraft operators while flying Blade- branded aircraft. Further, any negative publicity related to the foregoing, whether or not such incident occurred while flying on our behalf, could adversely affect our reputation and brand or public perception of the urban air mobility industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.

We rely on third-party web service providers to deliver our offerings to users on our platform, and any disruption of or interference with our use of third-party web services could adversely affect our business, financial condition and results of operations.

Our platform’s continuing and uninterrupted performance is critical to our success. We currently host our platform and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these services, we do not have control over the operations of the facilities used by our third-party provider and their facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our third-party cloud infrastructure provider’s service levels may adversely affect our ability to meet the requirements of users. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.

Legal and Regulatory Risks Related to Our Business

Our business is subject to a wide variety of extensive and evolving laws and regulations, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal or regulatory changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate or limit our ability to expand into certain jurisdictions, which could have a material adverse effect on our business, financial condition and operating results.

Further, our business has been adversely impacted when government agencies have ceased to operate as expected including due to partial shut-downs or similar events. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in air traffic control and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.

United States. Our operations are highly regulated by several U.S. government regulatory agencies, including the DOT and the FAA. These requirements restrict the ways we may conduct our business, as well as the operations of our third-party aircraft operators. Failure to comply with such requirements in the future may result in fines and other enforcement actions by the regulators. In the future, any new regulatory requirements, particularly requirements that limit our third-party aircraft operators’ ability to operate, could have a material adverse effect on us and the industry. Further, DOT and FAA rules require certain disclosures to consumers and filing of routes, which could create a burden on our marketing and operations teams.

Our results of operations and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

●	changes in law that affect the services that can be offered by us in particular markets and at particular airports, or the types of fares offered or fees that can be charged to fliers;
●	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail our ability to respond to a competitor);

●	the adoption of new passenger security standards or regulations that impact customer service standards;
●	restrictions on airport operations, such as restrictions on the use of airports or heliports; and
●	the adoption of more restrictive locally-imposed noise restrictions.

Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to operations and, in some cases, may reduce the demand for air travel. There can be no assurance that the increased costs or greater complexity associated with our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.

Any significant reduction in air traffic capacity at and in the airspace serving key airports in the United States or overseas could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in the National Airspace System and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies, have resulted in short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. Outdated technologies may also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017 respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.

India. The Indian Joint Venture’s operations are highly regulated by Indian government agencies, including the Airports Authority of India, Ministry of Civil Aviation and Directorate General of Civil Aviation. If the Indian Joint Venture’s operations fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, the Indian Joint Venture could face administrative, civil and/or criminal penalties. In addition, we may become subject to regulatory actions that could suspend, curtail or significantly modify the Indian Joint Venture’s operations, which could adversely affect the business, financial condition and results of operations of the Indian Joint Venture.

Failure to comply with legal and regulatory requirements, such as obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. Even when we believe we are in complete compliance, a regulatory agency may determine that we are not.

We may be blocked from or limited in providing or offering our services in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.

We face regulatory obstacles, including those lobbied for in local government, which could prevent us from operating our urban air mobility services. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or third-party aircraft operators are required to comply with regulatory and other requirements applicable to urban air mobility services, our revenue and growth would be adversely affected.

We currently operate passenger terminals out of several airports and heliports throughout New York, Massachusetts, and Florida. These facilities are strategically located in close proximity to heavily populated areas. If these airports or heliports were to restrict access for rotor wing operations, our passenger volume and utilization rates may be significantly adversely impacted and certain existing or planned future routes may cease to be profitable for us to operate. New York has a limited number of hangar and helipad sites, which may limit our ability to expand operations to other locations within the state. While we do not require hangar space to operate our business, the availability of nearby hangar space is advantageous to allow our third-party aircraft operators to effectively support our business. In addition, communities near certain key heliports, and the elected officials representing them, are concerned about noise generated by helicopters. Some of these communities have proposed new rules and legislation to reduce or eliminate helicopter flights from key Blade service areas, including Manhattan. (For example, proposed federal legislation in 2019 sought to limit helicopter flights over any city with certain population and density restrictions, though the bill did not pass. Additionally, the Town Board of the Town of East Hampton, New York is considering the closure, or additional restrictions on the use, of the East Hampton Airport, following the expiration of FAA grant assurances in September of 2021. If any similar efforts are successful, our business would be severely impacted and our growth opportunities in such areas may be reduced.)

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.

We are subject to a wide variety of laws in the United States and other jurisdictions related to privacy, data protection and consumer protection that are often complex and subject to varying interpretations. As a result, these privacy, data protection and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to our existing practices. This may cause us to expend resources on updating, changing or eliminating some of our privacy and data protection practices.

We receive, collect, store, process, transmit, share and use personal information, and other customer data, including health information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. A variety of federal, state, local, municipal, and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991 (“TCPA”), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties, and the enforcement of any non-compliance, which could significantly impact our business operations.

In January 2020, CCPA took effect, which provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new, there is still some uncertainty about how the CCPA will be interpreted and enforced. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties (up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional) and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA and CPRA.

Moreover, as we expand our international presence, we will also be subject to additional privacy rules of such foreign jurisdictions, many of which, such as the European Union’s General Data Protection Regulation (the “GDPR”) and national laws supplementing the GDPR or national laws of similar scope and nature, such as in the United Kingdom, may require significant resources to comply with. The GDPR, for example, requires companies to meet stringent requirements regarding the handling of personal data and highly sensitive personal data of individuals located in the European Economic Area and includes significant monetary penalties for noncompliance. We do not currently offer or advertise our services in the European Union, and all of our services are charged in U.S. dollars. In the past we have marketed air transportation service for a significant event held in the EU, and we have arranged charter services for clients. These activities, and similar activities we may engage in in the future, could require us to comply with the GDPR.

We have in the past, and could be in the future, subject to data breaches. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy laws, regulations or other principles or orders to which we may be subject could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities, litigation, including class action litigation, from our fliers, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws.

Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.

In recent years, governments have increasingly focused on climate change, carbon emissions and energy use. Laws and regulations that curb the use of conventional energy, or require the use of renewable fuels or renewable sources of energy- such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations by our third-party aircraft operators. More stringent environmental laws, regulations or enforcement policies could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Securities and Being a Public Company

Blade has identified material weaknesses in its internal control over financial reporting. If Blade’s remediation of these material weaknesses is not effective, or if Blade experiences additional material weaknesses in the future or otherwise fails to maintain effective internal controls in the future, Blade may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in Blade and, as a result, the value of the Class A common stock.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls over financial reporting and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audits of Legacy Blade’s consolidated financial statements for the years ended September 30, 2019 and 2020, we identified two material weaknesses in our internal control over financial reporting, which have not been remediated as of June 30, 2021. The first material weakness relates to the lack of segregation of duties in our accounting procedures and approval of significant transactions, due in part to the lack of a sufficient number of personnel in the accounting and finance function. This weakness could lead to intentional or unintentional errors that might not be detected. Further, we do not have adequate documentation of the components of our internal control processes, making it difficult to appropriately monitor the effectiveness of our internal controls. The second material weakness arises from the need to augment our information technology and application controls, including, but not limited to, the addition of formally documented controls around logical system access and code change management. Deficiencies in logical access controls can result in unauthorized or inappropriate access to key applications and data.

We have engaged a top four audit firm and a public company financial readiness consultant to assist us in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses, primarily by implementing additional review procedures within our accounting and finance department, hiring additional staff, and designing and implementing information technology and application controls in our financially significant systems. In addition, we have engaged external accounting experts to supplement our internal resources in our accounting and review processes.

In addition, prior to our business combination with EIC, EIC identified a material weakness in its internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants EIC issued in connection with the EIC IPO in September 2019. After discussion with EIC’s independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, EIC’s management and audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the years ended December 31, 2020. As a result of this material weakness, EIC management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of EIC’s warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the year ended December 31, 2020.

We have taken a number of measures to remediate these material weaknesses; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

If Blade is unable to assert that its internal control over financial reporting is effective, or if Blade’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of Blade’s internal control over financial reporting, when required, lenders and investors may lose confidence in the accuracy and completeness of Blade’s financial reports and Blade may face restricted access to various sources of financing in the future.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes- Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes- Oxley Act (“Section 404”) will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

If we fail to develop and maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for listing of our Class A common stock on the Nasdaq.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.

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

The price of the Company’s securities may change significantly and you could lose all or part of your investment as a result.

The trading price of the Class A common stock and Warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares or Warrants at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Growth Strategy”. Broad market and industry fluctuations may adversely affect the market price of the Class A common stock, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.

There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share. There can be no assurance that the Warrants will be in the money prior to their expiration and, as such, they may expire worthless. The terms of our Warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants held by former EIC stockholders prior to their exercise at a time that is disadvantageous to those stockholders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by the Sponsor or its permitted transferees.

In addition, we may redeem Warrants (including Private Placement Warrants) for a number of shares of Class A common stock determined based on the redemption date and the fair market value of the Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money”, in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your Warrants remained outstanding.

We do not expect to declare any dividends in the foreseeable future.

The Company intends to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Class A common stock will be at the sole discretion of the Company’s board of directors. The Company’s board of directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s board of directors may deem relevant. As a result, you may not receive any return on an investment in the Company’s Class A common stock unless you sell the Company’s Class A common stock for a price greater than that which you paid for it.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions.

An active trading market for our securities may not be sustained.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our Class A common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under our 2021 Omnibus Incentive Plan without stockholder approval in a number of circumstances. Our issuance of additional common stock or other equity securities could have one or more of the following effects:

●	our existing stockholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; and
●	the market price of our Class A common stock may decline.

We will incur significant costs and obligations as a result of being a public company.

As a privately held company, Legacy Blade was not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company until September 8, 2025 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

As Legacy Blade was a privately held company, it was not required to adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs of and require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our Class A common stock on Nasdaq.

Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the Company or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer or other employee or stockholder of the Company; (iii) action asserting a claim against the Company arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against the company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of- forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with the Company or our directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Stockholders may experience dilution in the future.

The percentage of shares of Class A common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees or exercise of the Warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the Class A common stock.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding the Class A common stock or if our operating results do not meet their expectations, the Class A common stock price and trading volume could decline.

The trading market for the Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for the Class A common stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations, the trading price of the Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for the Class A common stock could decrease, which might cause the Class A common stock price and trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

The sale of shares of Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the merger, certain Legacy Blade stockholders, including the Sponsor, agreed with us, subject to certain exceptions, not to dispose of or hedge any of their shares of Class A common stock or securities convertible into or exchangeable for shares of common stock during the period from the Closing Date continuing through the earliest of: (i) the date that is 180 days from the Closing Date or (ii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. In addition, certain Legacy Blade stockholders have agreed with us, subject to certain exceptions, not to dispose of or hedge any of their shares of Class A common stock or securities convertible into or exchangeable for shares of common stock during the period from the Closing Date continuing through and including the date that is six months after Closing (the “Lockup Period”), directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Class A common stock of the Company, or any options or warrants to purchase any shares of the Class A common stock of the Company, or any securities convertible into, exchangeable for or that represent the right to receive shares of Class A common stock of the Company, or any interest in any of the foregoing. See “Certain Relationships and Related Party Transactions — Lockup Agreements”.

Pursuant to an Investor Rights Agreement, certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of Class A common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of the Class A common stock to decline.

As restrictions on resale end or if these stockholders exercise their registration rights, the trading price of shares of the Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of Class A common stock or other securities.

In addition, the shares of Class A common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 10% of the fully diluted shares of common stock immediately following consummation of the merger have been reserved for future issuance under our 2021 Omnibus Incentive Plan. The compensation committee of our board of directors may determine the exact number of shares to be reserved for future issuance under our 2021 Omnibus Incentive Plan at its discretion. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to our 2021 Omnibus Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is expected to cover 10% of the fully diluted shares of Class A common stock immediately following consummation of the merger.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Other than with respect to the PIPE Investment, the Company sold no securities during the three months ended June 30, 2021 that were not registered under the Securities Act.

On September 17, 2019, EIC consummated its initial public offering of 27,500,000 Units, which includes a partial exercise by the underwriter of the over-allotment option to purchase an additional 2,500,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $275,000,000. Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-233430). The funds from the initial public offering were used as consideration in the Merger.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other information

Form of Restricted Stock Unit Award Agreement

On May 10, 2021, the Compensation Committee (“Compensation Committee”) of the Company’s Board of Directors approved a form of award agreement for grants of restricted stock units (“RSUs”, and such award agreement, the “RSU Award Agreement”) under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). Pursuant to the RSU Award Agreement, each RSU will entitle the recipient to one share of the Company’s Class A common stock, subject to vesting conditions that will be set forth in individual agreements. Even after vesting, the RSU Award Agreement provides for cancellation, rescission and recoupment if the recipient engages in “detrimental activity” (as defined in the 2021 Plan). Pursuant to the RSU Award Agreement, dividend equivalents are subject to the same vesting and forfeiture conditions as the corresponding RSU award.

The foregoing description of the RSU Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the RSU Award Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Base Salary Adjustments

On August 12, 2021, the Compensation Committee approved merit-based increases to the base salaries of certain of the Company’s executive officers, including the Company’s named executive officers, effective as of July 1, 2021. The following table sets forth the new salary for our Chief Executive Officer, our President and General Counsel, and our Chief Financial Officer and Head of Corporate Development:

Officer	Annual Base Salary Effective July 1, 2021
Robert S. Wiesenthal	$500,000
Melissa M. Tomkiel	$425,000
William A. Heyburn	$375,000

Restricted Stock Unit Awards

To promote retention and provide additional incentives to the Company’s named executive officers, on August 12, 2021, the Compensation Committee approved grants of RSU awards under the 2021 Plan to our Chief Executive Officer, our President and General Counsel, and our Chief Financial Officer and Head of Corporate Development (collectively, the “August RSU Awards”). The August RSU Awards are evidenced by award agreements that are materially consistent with the form of RSU Award Agreement described above and filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Two-thirds of the RSUs under the August RSU Awards will become vested on July 1, 2023, and one-third of the RSUs subject to the August RSU Awards will become vested on July 1, 2024, in each case, subject to the recipients continued employment through such date.

The following table sets forth the number of RSUs granted to our Chief Executive Officer, our President and General Counsel, and our Chief Financial Officer and Head of Corporate Development pursuant to the August RSU Awards:

Number of RSUs Covered by
Officer	August RSU Awards
Robert S. Wiesenthal	295,871
Melissa M. Tomkiel	157,583
William A. Heyburn	122,851

Item 6.Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1(3)	Specimen Class A Common Stock Certificate of Blade Air Mobility, Inc.
4.2(3)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(4)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
10.1*	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

(1)Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020

(2)Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021

(3)Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021

(4)Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: August 16, 2021	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 16, 2021	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)