Form 10-K
period 2021-09-30
Blade Air Mobility, Inc.
filed 2021-12-20
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 East 34th Street, New York, NY,	10016
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

Registrant had 70,552,827 shares of common stock outstanding as of December 6, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BLADE AIR MOBILITY, INC.

NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
In addition to factors identified under the section titled “Risk Factors” in this Annual Report on Form 10-K, the factors that may impact such forward-looking statements include: loss of our customers; decreases in our existing market share; effects of competition; effects of pricing pressure; the inability of our customers to pay for our services; the loss of our existing relationships with operators; the loss of key members of our management team; changes in our regulatory environment, including aviation law and FAA regulations; the inability to implement information systems or expand our workforce; changes in our industry; heightened enforcement activity by government agencies; interruptions or security breaches of our information technology systems; the expansion of privacy and security laws; our ability to expand our infrastructure network; our ability to identify, complete and successfully integrate future acquisitions; our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting; the ability to continue to meet applicable listing standards; costs related to our business combination; the possibility that we may be adversely affected by other political, economic, business and/or competitive factors; the impact of COVID-19 and its related effects on our results of operations, financial performance or other financial metrics; the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology; pending or potential litigation; and other factors beyond our control.
Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Blade,” “we,” “us,” “our,” and similar terms refer to Blade Air Mobility, Inc.

PART I
Item 1. Business
Merger and Organization
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation formed on December 22, 2014, (“Old Blade”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into EIC (the “Merger”), with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the business combination (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to Blade following the Closing Date and with respect to Old Blade prior to the Closing Date.

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. Trinity is an asset-light, multi-modal organ transport business working with transplant centers and organ procurement organizations in 16 states. The results of Trinity from the acquisition date to September 30, 2021 are included in the MediMobility Organ Transport and Jet line of business.

Business Overview
Blade is a technology-powered, global air mobility platform. We provide consumers with a cost-effective and time-efficient alternative to ground transportation for congested routes, predominantly within the Northeastern United States, through our helicopter, amphibious seaplane, and fixed-wing transportation services. Our platform utilizes a technology-powered, asset-light business model, which was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to Electric Vertical Aircraft (“EVA”), once they are certified for public use. Blade currently operates in three key lines of business:
•Short Distance — Consisting primarily of flights: (i) between 60 and 100 miles in distance, largely servicing commuters with prices between $595 and $795 per seat and (ii) between New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
•MediMobility Organ Transport and Jet — Consisting of transportation of human organs for transplant, non-medical jet charter and limited, by-the-seat, jet flights between New York and both Miami and Aspen.
•Other — Consists principally of revenues from brand partners for exposure to Blade fliers and certain ground transportation services.
Blade’s first international joint venture launched helicopter services in late 2019 in India, flying between Mumbai, Pune, and Shirdi.
Our Business Model
Blade leverages an asset-light business model: we neither own nor operate aircraft. Pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we schedule flights based on demand analysis and maintain the relationship with the flier from booking through flight arrival. Blade takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.
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

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage hundreds of fliers across numerous simultaneous flights, coordinating multiple operators flying between terminals across our route network. We believe that this technology, which provides us with enhanced logistics capabilities and information from our fliers signaling their interest in new routes, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in flier volume, new routes, new operators, broader flight schedules, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

Our asset-light business model was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we operate as a carbon neutral business by purchasing offsets to contract the carbon emissions generated by our urban air mobility services.

Competition
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
In our MediMobility Organ Transport and Jet business, we compete primarily with Part 135 aircraft operators. In some cases, aircraft operators are able to offer lower costs than Blade on a specific aircraft type. We compete primarily based on our technology-enabled service, dedicated infrastructure, and access to a wide variety of aircraft types, which can lower costs for our customers based on our ability to select the most appropriate aircraft for the requested distance and payload.

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

Human Capital Resources
As of September 30, 2021, we had 133 employees, of which 73 were full-time employees and 60 were part-time employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
Recent Developments
In November 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. (“Helijet”), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet.

Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12 million.

The COVID-19 Pandemic
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
As a result of this decline, we paused our New York airport service from March 2020 through June 2021. Additionally, we significantly reduced the number of Northeast commuter flights we offered in the typically high-demand summer season during 2020. However, we began to see a recovery in the Northeast commuter demand in the Summer of 2021. Despite the reduction in volume, our cost of revenue on a per flight basis for both 2020 and 2021 remained generally consistent compared to 2019 for our by-the-seat routes. Despite the decline in our Short Distance business, we have seen increased demand for our MediMobility Organ Transport and Jet services during the pandemic. We implemented new measures to focus on the personal safety of our air and ground passengers during the pandemic, which did not materially increase our costs.
On April 8, 2020, we received a loan in the principal amount of approximately $1.2 million through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), which we used to help sustain our employee payroll costs and rent. On May 7, 2021, we repaid the PPP Loan in full.
While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport. Additionally, we have seen recovering demand on our other short-distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our short-distance products and postpone our ability to resume paused services or launch planned route expansions.
Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks described below as well as the other information contained in this Annual Report. The risks and uncertainties in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock and warrants.
Risks Related to Our Business and Growth Strategy
We have incurred significant losses since inception. We expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. While we currently generate revenue from the sale of air transportation, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability. Further, our future growth is heavily dependent upon the availability of EVA. There can be no assurance that regulatory approval and availability of EVA, or consumer acceptance of EVA, will occur in a timely manner, if at all. In addition, there may be additional costs associated with the initial build out of EVA infrastructure needed to service our routes and we cannot be sure that EVA will result in expected cost savings or efficiencies, which could in turn affect our profitability.

The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business operations and our financial results.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, have resulted in a severe decline in demand for air travel and have adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings, cancellation of public events, and many other restrictions resulted in a precipitous decline in demand for business and leisure travel generally during 2020 and the first half of calendar year 2021, including demand for our air mobility services. For example, historically our business has been comprised of business travel and commuter traffic, which during the height of the pandemic was largely replaced by “virtual meeting” and teleconferencing products or became unnecessary as a result of the significant number of people now working from home.
The full extent of the ongoing impact of COVID-19 on our long-term operational and financial performance will depend on future developments, many of which are outside our control, including the duration and spread of COVID-19, the availability and acceptance of vaccines, travel advisories, curfews or “shelter in place” health orders, the impact of COVID-19 on overall long-term demand for air travel, increasing acceptance of employees working from home, government mandates restricting air service, sickness or quarantine of our employees or third-party aircraft operators resulting from exposure to COVID-19, and the impact of COVID-19 on the financial health and operations of our business partners, all of which are highly uncertain and cannot be predicted. At this time, we are not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior or their demand for our urban air mobility services.
The recent spread of the Delta and Omicron variants of COVID-19, which appear to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases and what impact they may have on commuting patterns and the demand for air travel. Given the dynamic nature of the circumstances, it is difficult to predict the impact of the ongoing COVID-19 pandemic on our business.
The markets for our offerings are still in relatively early stages of growth, and if such markets do not continue to grow, grow more slowly than we expect, or fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
Blade’s urban air mobility service has grown rapidly since we launched our business in 2014, though it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all.
Further, we currently operate in a limited number of metropolitan areas. The success of these markets to date and the opportunity for future growth in these markets may not be representative of the potential market for urban air mobility in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of EVA technology, as well as the willingness of commuters and travelers to widely adopt urban air mobility as an alternative for ground transportation. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability, or for other reasons, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition and results of operations.
The New York airport transfer market has not been served on a by-the-seat air transportation basis since U.S. Helicopter offered helicopter service in the 2000s. Furthermore, some of the other markets where we plan to expand have never had by-the-seat helicopter services. As a result, the number of potential fliers using our urban air mobility services cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.
Growth of our business will require significant investments in our infrastructure, technology, and marketing and sales efforts. Historically, cash flow from operations has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies, and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.
The success of our business will be highly dependent on our ability to effectively market and sell air transportation as a substitute for conventional methods of transportation.
We generate substantially all of our revenue from the sale of air transportation. Our success depends, in part, on our ability to cost-effectively attract new fliers, retain existing fliers, and increase utilization of our platform by existing fliers. Historically, we have made, and expect that we will need to continue to make, significant investments and implement strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. For example, for the years ended September 30, 2021 and September 30, 2020, selling and marketing costs represented approximately 7% and 11% of our revenues, respectively. These investments and initiatives may not be effective in generating sales growth or profits. In addition, marketing campaigns can be expensive and may not result in the acquisition of additional fliers in a cost-effective manner, if at all. As our brand becomes more widely known, future marketing campaigns or brand content may not attract new fliers at the same rate as past campaigns or brand content. If we are unable to attract new fliers, our business, financial condition, and results of operations will be adversely affected.
Our fliers have a wide variety of options for transportation, including business aviation, commercial airlines, private aircraft operators, personal vehicles, rental cars, taxis, public transit, and ride-sharing offerings. To expand our flier base, we must appeal to new fliers who have historically used other forms of transportation. If fliers do not perceive our urban air mobility services to be reliable, safe, and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain fliers or increase their utilization of our platform. If we fail to continue to grow our flier base, retain existing fliers, or increase the overall utilization of our platform, our business, financial condition, and results of operations could be adversely affected.
The EVA industry may not continue to develop, EVA may not be adopted by the market or our third-party aircraft operators, EVA may not be certified by transportation authorities, or EVA may not deliver the expected reduction in operating costs, any of which could adversely affect our prospects, business, financial condition, and results of operations.
EVA involves a complex set of technologies, which we rely on original equipment manufacturers (“OEMs”) to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers, OEMs must receive requisite approvals from federal transportation authorities. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all. In order to gain government certification, the performance, reliability, and safety of EVA must be proven, none of which can be assured. Even if EVA aircraft are certified, individual operators must conform EVA aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA aircraft, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business.
Additional challenges to the adoption of EVA, all of which are outside of our control, include:
•market acceptance of EVA;
•state, federal, or municipal licensing requirements and other regulatory measures;
•necessary changes to infrastructure to enable adoption, including installation of necessary charging equipment; and
•public perception regarding the safety of EVA.
There are a number of existing laws, regulations, and standards that may apply to EVA, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address EVA more specifically could delay the ability of OEMs to receive type certification by transportation authorities and thus delay our third-party aircraft operators’ ability to utilize EVA for our flights. In addition, there can be no assurance that the market will accept EVA, that we will be able to execute on our business strategy, or that our offerings utilizing EVA will be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding EVA, including the overall safety and the potential for injuries or death occurring as a result of accidents involving EVA, regardless of whether any such safety incidents occur involving Blade. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition, and results of operations.
If we are not able to successfully enter into new markets and offer new routes and services and enhance our existing offerings, our business, financial condition, and results of operations could be adversely affected.
Our growth will depend in part on our ability to successfully enter into new markets, create and introduce new routes, and expand our existing routes by adding more frequent flights. Significant changes to our existing routes or the introduction of new and unproven routes may require us to obtain and maintain applicable permits, authorizations, or other regulatory approvals. If these new or expanded routes are unsuccessful or fail to attract a sufficient number of fliers to be profitable, or we are unable to bring new or expanded routes to market efficiently, our business, financial condition, and results of operations could be adversely affected. Furthermore, new third-party aircraft operator or flier demands regarding our services, including the availability of superior routes or a deterioration in the quality of our existing routes, could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our routes or our business model.
Developing and launching new routes or enhancements to our existing routes involves significant risks and uncertainties, including risks related to the reception of such routes by existing and potential future third-party aircraft operators and fliers, increases in operational complexity, unanticipated delays or challenges in implementing such routes or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast flier demand and the number of third-party aircraft operators using our platform), and negative publicity in the event such new or enhanced routes are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in such operational challenges affecting our business. In addition, developing and launching new routes and enhancements to our existing routes may involve significant upfront investment, such as additional marketing and terminal build out, and such investments may not generate return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified third-party aircraft operators and fliers and our ability to increase utilization of our routes and could adversely affect our business, financial condition, and results of operations.
Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters, or charter flights and, in particular, from any accident involving our third-party aircraft operators.
The operation of aircraft is subject to various risks, and demand for air transportation, including our urban air mobility services, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade flights, our third-party aircraft operators, or aircraft flown by our third-party aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board (“NTSB”), and are often separated into categories of transportation. Because our urban air mobility services include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are, and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.
While we do not own, operate or maintain aircraft, we believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure, or that of our third-party operators, to maintain standards of safety and reliability that are satisfactory to our fliers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, one of our third-party operators’ Blade-branded aircraft, or a type of aircraft in our third-party operators’ fleet that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft as used by our third-party operators could create an adverse public perception, which could harm our reputation, resulting in air travelers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and heliports we utilize for our urban air mobility services. For example, if an accident were to occur at a heliport we rely on for certain flights, we may be unable to fly into or out of that heliport until the accident has been cleared, any damages to the facilities have been repaired, and any insurance, regulatory, or other investigations have be completed.
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
We believe our ability to compete successfully as an urban air mobility service will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer, and the routes, frequency of flights, and availability of seats offered through our platform. If we are unable to compete successfully, our business, financial condition, and results of operations could be adversely affected.
If we experience harm to our reputation and brand, our business, financial condition, and results of operations could be adversely affected.
Continuing to increase the strength of our reputation and brand for reliable, experience-driven, and cost-effective urban air mobility is critical to our ability to attract and retain qualified, third-party aircraft operators and fliers. In addition, our growth strategy includes international expansion through joint ventures, minority investments, or other partnerships with local companies as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition.
The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation and brand, including as a result of:
•complaints or negative publicity or reviews about us, our third-party aircraft operators, fliers, our air mobility services, other brands or events we associate with, or our flight operations policies (e.g., cancellation or baggage fee policies), even if factually incorrect or based on isolated incidents;
•changes to our flight operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear, or inconsistent with their values;
•a failure to enforce our flight operations policies in a manner that users perceive as effective, fair, and transparent;
•illegal, negligent, reckless, or otherwise inappropriate behavior by fliers, our third-party aircraft operators, or other third parties involved in the operation of our business or by our management team or other employees;
•a failure to provide routes and flight schedules sought by fliers;

•actual or perceived disruptions or defects in our platform, such as data security incidents, platform outages, payment processing disruptions, or other incidents that impact the availability, reliability, or security of our offerings;
•litigation over, or investigations by regulators into, our operations or those of our third-party aircraft operators;
•a failure to operate our business in a way that is consistent with our values;
•inadequate or unsatisfactory flier support service experiences;
•negative responses by third-party aircraft operators or fliers to new mobility offerings on our platform;
•perception of our treatment of employees, contractors, or third-party aircraft operators and our response to their sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our third-party aircraft operators and fliers may be viewed positively from one group’s perspective (such as fliers) but negatively from another’s perspective (such as third-party aircraft operators), or may not be viewed positively by either third-party aircraft operators or fliers. If we fail to balance the interests of third-party aircraft operators and fliers or make changes that they view negatively, third-party aircraft operators and fliers may stop using our platform or take fewer flights, any of which could adversely affect our reputation, brand, business, financial condition, and results of operations.
Any failure to offer high-quality customer support may harm our relationships with fliers and could adversely affect our reputation, brand, business, financial condition, and results of operations.
Through our marketing, advertising, and communications with fliers, we set the tone for our brand as aspirational but also within reach. We strive to create high levels of flier satisfaction through the experience we provide in our terminal lounges and the support provided by our Flier Experience team and Flier Relations representatives. The ease and reliability of our offerings, including our ability to provide high-quality flier support, helps us attract and retain fliers. Fliers depend on our Flier Relations team to resolve any issues relating to our services, such as leaving something in a third-party aircraft operator’s vehicle, flight cancellations, or scheduling changes. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled Flier Relations employees who can support fliers and are sufficiently knowledgeable about our services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient flier support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.
We are especially vulnerable to delays, cancellations, or flight rescheduling, as we rely on maintaining a high daily aircraft usage rate, and need to aggregate fliers on our by-the-seat flights to lower direct costs to third-party operators.
Our success depends in part on maintaining a high daily aircraft usage rate (i.e., the number of revenue generating hours flown on average in a day), which can be achieved in part by reducing turnaround times at heliports and airports. Aircraft usage rate is reduced by delays caused by a variety of factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, and unscheduled maintenance. Reduced aircraft usage rates may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.
Our success also depends on our ability to generate more revenue per flight by maintaining high flier utilization rates (i.e., the number of seats purchased on each flight). Flier utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low flier utilization rates to increase or maintain flier satisfaction and brand recognition and for marketing or other purposes. We have utilized monthly and annual commuter passes and annual corporate bulk purchasing options to increase our flier utilization rates in the past. However, these products may be less appealing following the COVID-19 pandemic.
While historically we have maintained daily aircraft and flier utilization rates sufficient to offset the costs we pay to operators, we may be unable to resume our pre-COVID-19 utilization rates or maintain and increase utilization rates as our business grows and expands. The risk of delays, cancellations, and flight rescheduling, which could negatively impact our utilization rates, may increase as we expand our business to include new markets and destinations, more frequent flights on current routes, and expanded facilities.
Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending, and other economic conditions that affect demand for our services.
Our business is primarily concentrated on urban air mobility, which is vulnerable to changes in consumer preferences, discretionary spending, and other market changes impacting luxury goods and discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our urban air mobility services, or could shift demand from our urban air mobility services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from urban air mobility, our business, financial condition, and results of operations could be adversely affected.
Our operations are concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances affecting these metropolitan areas.
We derive a significant portion of our revenue, and the vast majority of our Short Distance revenue, from flights that either originate from or fly into heliports and airports in New York, New York. The remainder of our Short Distance flights primarily originate or fly into airports and heliports in Los Angeles, California, Miami, Florida, Nantucket, Massachusetts, and other locations in New York State. As a result of our geographic concentration, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances in each of these metropolitan areas. A significant interruption or disruption in service at one of the terminals where we have a significant volume of flights could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations, and financial condition. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition, and operating results.
Disruption of operations at the airports where our terminal facilities are located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm our business. Certain airports may regulate flight operations, such as limiting the number of landings per year, which could reduce our operations. Bans on our airport operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport-imposed fees, which would adversely affect our business, financial condition, and operating results.
Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19, or any other similar illness, both due to the risk of a contagious disease being introduced into the metropolitan area through the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19 in Los Angeles, California and New York, New York.
Natural disasters, including tornados, hurricanes, floods and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards, or snowstorms, may damage our facilities, those of third-party aircraft operators, or otherwise disrupt flights into or out of the airports from which our flights arrive or depart. For example, our New York and Massachusetts operations are subject to severe winter weather conditions, and our Miami operations are subject to tropical storms and hurricanes. Less severe weather conditions, such as rainfall, snowfall, fog, mist, freezing conditions, or extreme temperatures, may also impact the ability for flights to occur as planned, which could reduce our sales and profitability and may result in additional expenses related to rescheduling of flights.

Major metropolitan areas, including those in which we currently operate, are also at risk of terrorist attacks, actual or threatened acts of war, political disruptions, and other disruptions.
The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks, or disruptive political events in regions where our facilities are located, or where our third-party aircraft operators’ facilities are located, could adversely affect our business.
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
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise, and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
Since we do not yet utilize electric aircraft, our business is dependent on the availability of aircraft fuel. Continued periods of significant disruption in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results, and liquidity.
Although our third-party aircraft operators are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil- producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity, or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators. The impact of such events may limit our third-party aircraft operators’ ability to perform our by-the-seat flights, which could result in loss of revenue and adversely affect our ability to provide our services.
System failures, defects, errors, or vulnerabilities in our website, applications, backend systems, or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error, or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks, or other events. Our insurance may not be sufficient, and we may not have sufficient remedies available to us from our third-party service providers, to cover all of our losses that may result from such interruptions, outages, or degradation.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” which refers to the frequent release of our software code, sometimes multiple times per day. This practice increases the risk that errors and vulnerabilities are present in the software code underlying our platform. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our platform, whether in our proprietary code or that of third-party software on which our software relies, could result in negative publicity, a loss of users or loss of revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent fliers from booking flights, which would adversely affect our flier utilization rates, or disrupt communications with our operators (e.g., flight schedules or passenger manifests), which could affect our on-time performance. For example, we have experienced an error in our app that temporarily allowed a small number of users to log into and view a different user’s profile. Although we quickly corrected the error after receiving user complaints, with no material adverse impact to our business, similar and more serious errors could occur in the future. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, financial condition, and results of operations as well as negatively impact our reputation or brand.
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our technology platform. These events have resulted in, and similar future events could result in, losses of revenue due to increased difficulty of booking services through our technology platform, impacts to on-time performance, and resultant errors in operating our business. A prolonged interruption in the availability or reduction in the availability or other functionality of our platform could adversely affect our business and reputation and could result in the loss of fliers. Moreover, to the extent that any system failure or similar event results in harm or losses to the fliers using our platform, such as the inability to book or change flights because of a system failure, we may make voluntary payments to compensate for such harm, or the affected users could seek monetary recourse or contractual remedies from us for their losses. Such claims, even if unsuccessful, would likely be time consuming and costly for us to address.
We rely on our information technology systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales, and harm to our reputation.
We rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit and store personal and financial information, proprietary information of our business, and also allow us to coordinate our business across our operation bases, and allow us to communicate with our employees and externally with customers, suppliers, partners, and other third parties. While we believe we take reasonable steps to secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, could result in damage, disruptions, or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.
We rely on mobile operating systems and application marketplaces to make our apps available to users of our platform. If we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results, and results of operations could be adversely affected.
We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our platform available to fliers. In 2019, the majority of our seats were booked through the Blade Android and iOS apps. Such mobile operating systems or application marketplaces could limit or prohibit us from making our apps available to fliers, make changes that degrade the functionality of our apps, increase the difficulty of using our apps, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us. Additionally, if any future competitor’s placement in such mobile operating system’s application marketplace is more prominent than the placement of our apps, overall growth in our flier base could slow and the usage of our platform could be adversely affected. Our apps have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile technology industry to make, or continue to make, such technologies, systems, networks, or standards available to our users. If fliers on our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, and results of operations could be adversely affected.
If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue, and incur costly litigation to protect our rights.
Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain technologies we utilize in arranging air transportation. To date, we have relied primarily on trade secrets and trademarks to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we have chosen not to register any of our copyrights. We routinely enter into non-disclosure agreements with our employees, consultants, third party aircraft operators, and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially cause us to lose market share, harm our ability to compete, and result in reduced revenue. Moreover, our non- disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.
Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect, and enforce our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
We use open source software in connection with our platform, which may pose risks to our intellectual property.
We use open source software in connection with our platform and plan to continue using open-source software in the future. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software. If we combine or link our proprietary source code with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open-source software, we cannot provide assurance that all open-source software is reviewed prior to use in our platform, that our developers have not incorporated open-source software into our platform that we are unaware of, or that they will not do so in the future. Additionally, the terms of open-source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open-source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, and the open-source software may contain security vulnerabilities.
If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to offer our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.
In order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain or obtain space for passenger terminals. As airports and heliports around the world become more congested, it may not be possible for us to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports and heliports throughout our network, including those imposed by inadequate facilities at desirable locations. Additionally, there is no assurance that we will be able to obtain necessary approvals and to make necessary infrastructure changes to enable adoption of EVA, including installation of necessary charging equipment. Any limitation on our ability to acquire or maintain space for passenger terminal operations could have a material adverse effect on our business, results of operations, and financial condition.
Blade leases and licenses exclusive passenger terminal infrastructure from airport and heliport operators in key markets. These leases, licenses, and permits vary in term, ranging from month-to-month permits to multi-year use and occupancy agreements that are coterminous with the airport or heliport operator’s underlying lease with the municipality that owns the premises. While our experience with these multi-year use and occupancy agreements have led to long-term uninterrupted usage thus far, certain municipalities, including New York, retain the authority to terminate a heliport operator’s lease upon as short as 30 days’ notice. If a municipality exercised its termination rights, under certain conditions, our agreements with the airport or heliport operator would concurrently terminate. Termination of one or more of our leases could negatively impact our ability to provide services in our existing markets and have a material adverse effect on our business, results of operations, and financial condition.
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms, or at all.
Prior to our recapitalization we financed our operations and capital expenditures primarily through private financing rounds. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.
We have started expanding our presence internationally. In 2019, we entered into a joint venture in India (our “Indian Joint Venture”) and we may continue to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations across a broad geographic area with varying regulations, customs and cultural norms, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our offerings less successful;

•complying with local laws and regulatory standards, including with respect to data privacy and tax;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
We hold a minority ownership stake in our Indian Joint Venture and do not hold any control rights over the operations of the business. As such, we cannot directly prevent actions which may result in losses or negative publicity. While we have implemented various measures intended to anticipate, identify, and address the risk associated with our lack of control, these measures may not adequately address or prevent all potential risks and may adversely impact our reputation and brand, which could adversely affect our business, financial condition, and results of operations. In the future, we may enter into other joint ventures or licensing agreements that involve a similar lack of control, which could adversely impact our reputation and brand.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may increase our risks related to compliance with various laws and standards, including with respect to anti-corruption, anti-bribery, and trade and economic sanctions.
As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.
We have and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership, or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with the proceeds of debt, may increase our indebtedness, and, to the extent acquired or financed through equity issuance, dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of aircraft operators with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees, and impact financial and operational results. In addition, in order to continue to increase our presence, we expect to incur substantial expenses as we continue to attempt to increase our route offerings, flight frequency, passenger terminal footprint, and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

Our insurance may become too difficult or expensive for us to obtain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.
Though we do not own or operate aircraft, we maintain general liability aviation premise insurance, non-owned aircraft liability coverage, and directors and officers insurance, and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Further, we expect our insurance costs to increase as we add routes, increase flight, and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the adoption of EVAs will have on our insurance costs.
We are highly dependent on our senior management team and other highly skilled personnel. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and technology and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.
Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture, which promotes accountability, attention to detail, communication, and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.
Risks Related to Our Dependence on Third-Party Providers
We rely on our third-party operators to provide and operate aircraft to move our fliers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
Our asset-light business model means that we do not own or operate any aircraft. Instead, we rely on third-party contractors to own and operate aircraft. Pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators. Should we experience complications with any of these third-party contractors or their aircraft, we may need to delay or cancel flights. We face the risk that any of our contractors may not fulfill their contracts and deliver their services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 outbreak, or other events. The failure of any contractors to perform to our expectations could result in delayed or cancelled flights and harm our business. Our reliance on contractors and our inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.
If our third-party aircraft operators are unable to match our growth in demand or we are unable to add additional third-party aircraft operators to our platform to meet demand, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
We are dependent on a finite number of certificated third-party aircraft operators to provide our services. In the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we may not have access to the necessary number of aircraft to achieve our planned growth. Though we have successfully incentivized our operators to add aircraft to support our growth in the past, there is no guarantee we will be able to continue doing so without incurring costs. Increased use of private aircraft since the outbreak of the COVID-19 pandemic has added competitive pressure for access to aircraft, which may make it more difficult or costly for third-party operators to expand to meet our needs. If our third-party aircraft operators are unable or unwilling to add aircraft, or are only able to do so at significantly increased expense, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators on reasonable terms, or at all, our business and results of operations could be adversely affected. As the urban air mobility market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the urban air mobility market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees, may increase, as may the cost of securing their services.

Transportation for the hearts, lungs and livers that make up the vast majority of our MediMobility business is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests is the primary metric by which MediMobility customers evaluate our performance. The short turnaround times required in our MediMobility business necessitate dedicated aircraft and crews. Historically, the combination of Blade's retail and MediMobility demand has been enough to incentivize operators to provide dedicated aircraft and crews for this purpose, but there is no guarantee that will continue, particularly if demand for private aircraft continues to increase.
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
Although our third-party aircraft operators are not currently experiencing workforce disruptions, we cannot predict the future actions of their workforce. Union strikes among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our urban air mobility service and thus could have a material adverse effect on our business, financial condition, and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have a material adverse effect on our business, results of operations, and financial condition.
In addition, we have entered into agreements with contractors to provide various facilities and services required for our operations. Because we rely on others to provide such services, our ability to control the efficiency and timeliness of such services is limited. Similar agreements may be entered into in any new markets we decide to serve. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations, and financial condition.
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
Illegal, improper, or otherwise inappropriate operation of branded aircraft by our third-party aircraft operators, regardless of whether they are operating aircraft on our behalf, could harm our reputation, business, brand, financial condition, and results of operations.
Some of our third-party aircraft operators operate Blade-branded aircraft on a non-exclusive basis, enabling them to utilize Blade-branded aircraft for flight operations unrelated to Blade. If our third-party aircraft operators were to operate Blade-branded aircraft, regardless of whether such aircraft is flying on our behalf, in an illegal, improper, or otherwise inappropriate manner, such as violating local noise-abatement regulations or ignoring suggested noise-abatement flight paths and procedures, we could be exposed to significant reputational harm. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by our third-party aircraft operators while flying Blade-branded aircraft. Further, any negative publicity related to the foregoing, whether or not such incident occurred while flying on our behalf, could adversely affect our reputation and brand or public perception of the urban air mobility industry as a whole, which could negatively affect demand for platforms like ours and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition, and results of operations.
We rely on third-party web service providers to deliver our offerings to users on our platform, and any disruption of or interference with our use of third-party web services could adversely affect our business, financial condition, and results of operations.
Our platform’s continuing and uninterrupted performance is critical to our success. We currently host our platform and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these services, we do not have control over the operations of the facilities used by our third-party provider, and their facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, and similar events or acts of misconduct. In addition, any changes in our third-party cloud infrastructure provider’s service levels may adversely affect our ability to meet the requirements of users. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings, and could harm our business, financial condition, and results of operation.
Legal and Regulatory Risks Related to Our Business
Our business is subject to a wide variety of extensive and evolving laws and regulations, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal or regulatory changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate or limit our ability to expand into certain jurisdictions, which could have a material adverse effect on our business, financial condition, and operating results.
Further, our business has been adversely impacted when government agencies have ceased to operate as expected including due to partial shut-downs or similar events. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in air traffic control and security screening resources, and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
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
Our results of operations and the manner in which we conduct business may be affected by changes in law and future actions taken by governmental agencies, including:
•changes in law that affect the services that can be offered by us in particular markets and at particular airports, or the types of fares offered or fees that can be charged to fliers;
•restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail our ability to respond to a competitor);
•the adoption of new passenger security standards or regulations that impact customer service standards;
•restrictions on airport operations, such as restrictions on the use of airports or heliports; and
•the adoption of more restrictive locally-imposed noise restrictions.
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
India. The Indian Joint Venture’s operations are highly regulated by Indian government agencies, including the Airports Authority of India, Ministry of Civil Aviation and Directorate General of Civil Aviation. If the Indian Joint Venture’s operations fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, the Indian Joint Venture could face administrative, civil, and/or criminal penalties. In addition, we may become subject to regulatory actions that could suspend, curtail, or significantly modify the Indian Joint Venture’s operations, which could adversely affect the business, financial condition, and results of operations of the Indian Joint Venture.
Failure to comply with legal and regulatory requirements, such as obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. Even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
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
We currently operate passenger terminals out of several airports and heliports throughout New York, Massachusetts, and Florida. These facilities are strategically located in close proximity to heavily populated areas. If these airports or heliports were to restrict access for rotor wing operations, our passenger volume and utilization rates may be significantly adversely impacted and certain existing or planned future routes may cease to be profitable for us to operate. New York has a limited number of hangar and helipad sites, which may limit our ability to expand operations to other locations within the state. While we do not require hangar space to operate our business, the availability of nearby hangar space is advantageous to allow our third-party aircraft operators to effectively support our business. In addition, communities near certain key heliports and airports, and the elected officials representing them, are concerned about noise generated by helicopters. Some of these communities have proposed new rules and legislation to reduce or eliminate helicopter flights from key Blade service areas, including Manhattan. (For example, proposed federal legislation in 2019 sought to limit helicopter flights over any city with certain population and density restrictions, though the bill did not pass. Additionally, the Town Board of the Town of East Hampton, New York is considering the temporary closure, or additional restrictions on the use, of the East Hampton Airport, following the expiration of FAA grant assurances in September of 2021. If any similar efforts are successful, our business would be severely impacted and our growth opportunities in such areas may be reduced.)
Failure to comply with federal, state, and foreign laws and regulations relating to privacy, data protection, and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
We are subject to a wide variety of laws in the United States and other jurisdictions related to privacy, data protection, and consumer protection that are often complex and subject to varying interpretations. As a result, these privacy, data protection, and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to our existing practices. This may cause us to expend resources on updating, changing, or eliminating some of our privacy and data protection practices.
We receive, collect, store, process, transmit, share, and use personal information, and other customer data, including health information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. A variety of federal, state, local, municipal, and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention, and security of this information, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991 (“TCPA”), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties, and the enforcement of any non-compliance, which could significantly impact our business operations.
In January 2020, CCPA took effect, which provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new, there is still some uncertainty about how the CCPA will be interpreted and enforced. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties (up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional) and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA and CPRA.
Moreover, as we expand our international presence, we will also be subject to additional privacy rules of such foreign jurisdictions, many of which, such as the European Union’s General Data Protection Regulation (the “GDPR”) and national laws supplementing the GDPR or national laws of similar scope and nature, such as in the United Kingdom, may require significant resources to comply with. The GDPR, for example, requires companies to meet stringent requirements regarding the handling of personal data and highly sensitive personal data of individuals located in the European Economic Area and includes significant monetary penalties for noncompliance. We do not currently offer or advertise our services in the European Union (“EU”), and all of our services are charged in U.S. dollars. In the past we have marketed air transportation service for a significant event held in the EU, and we have arranged charter services for clients. These activities, and similar activities we may engage in in the future, could require us to comply with the GDPR.
We have in the past, and could be in the future, subject to data breaches. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state, or foreign privacy laws, regulations, or other principles or orders to which we may be subject could adversely affect our reputation, brand, and business, and may result in claims, investigations, proceedings, or actions against us by governmental entities, litigation, including class action litigation, from our fliers, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies, or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws.
Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.
In recent years, governments have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations by our third-party aircraft operators. More stringent environmental laws, regulations, or enforcement policies could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Securities and Being a Public Company
Blade has identified material weaknesses in its internal control over financial reporting. If Blade’s remediation of these material weaknesses is not effective, or if Blade experiences additional material weaknesses in the future or otherwise fails to maintain effective internal controls in the future, Blade may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in Blade and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls over financial reporting and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of Blade’s consolidated financial statements for the year ended September 30, 2021, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2021, due to the existence of a material weakness. The Company has not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:

•Management’s evaluation of whether the internal controls are designed to prevent or detect material misstatements or omissions;
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
•That the results of the control tests were appropriately considered.

This material weakness could lead to difficultly in monitoring the effectiveness of our internal controls. While we have hired a Director of Internal Controls to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls and expect to have them remediated during 2022, the work is ongoing, may be time consuming and costly, and there can be no assurance as to when we will successfully remediate these material weaknesses.

In addition, in connection with the audits of Old Blade’s consolidated financial statements for the years ended September 30, 2019 and 2020, we identified two material weaknesses in our internal control over financial reporting, which were successfully remediated as of September 30, 2021. These weaknesses related to the lack of segregation of duties in our accounting procedures and approval of significant transactions and lack of adequate documentation of the components of our internal control processes. We remediated such material weaknesses by hiring additional finance and accounting personnel and taking certain other steps described under “Item 9A. Controls and Procedures—Remediation of Previously Identified Material Weaknesses” in this Annual Report. Furthermore, prior to our business combination with EIC, EIC identified a material weakness in its internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants EIC issued in connection with the EIC IPO in September 2019. After discussion with EIC’s independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, EIC’s management and audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the years ended December 31, 2020. As a result of this material weakness, EIC management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of EIC’s warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures as of and for the year ended December 31, 2020.
As discussed above, we have taken a number of measures to remediate these material weaknesses; however, if we are unable to remediate our continuing material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting.
If our management is unable to conclude that our internal control over financial reporting is effective, or if Blade’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, lenders and investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to various sources of financing in the future.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq. The requirements of these rules and regulations have increased and may continue to increase our legal, accounting, and financial compliance costs, have made some activities more difficult, time-consuming, and costly and have placed significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.
If we fail to develop and maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for listing of our common stock on the Nasdaq.
We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.
Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock.
We are accounting for both the Public Warrants and the Private Placement Warrants as a warrant liability. At each reporting period, the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and the fair value of the liability of the public and private warrants will be remeasured. The change in the fair value of the liability will be recorded as other income (expense) in our consolidated statement of operations. The value of the liability related to the Warrants is determined by the warrants' market price, which is driven mainly by the share price of our common stock. Changes in the warrants' market price may have a material impact on the estimated fair value of the embedded derivative liability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on the share price of our common stock. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. See Note 3, 13 and 14 to the consolidated financial statements for additional information.

The price of the Company’s securities may change significantly, and you could lose all or part of your investment as a result.
The trading price of our common stock and Warrants has been and in the future may again be volatile. The stock market experienced extreme volatility during part of 2020 and 2021. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. An investor might not be able to resell shares or Warrants at an attractive price due to a number of factors such as those listed in “ Risks Related to Our Business and Growth Strategy”. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
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
The exercise price for our Warrants is $11.50 per share. There can be no assurance that the Warrants will be in the money prior to their expiration and, as such, they may expire worthless. The terms of our Warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between American Stock Transfer and Trust Company, LLC, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.
We may redeem unexpired Warrants held by former EIC stockholders prior to their exercise at a time that is disadvantageous to those stockholders, thereby making such Warrants worthless.
We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by the Sponsor (Experience Sponsor LLC) or its permitted transferees.
In addition, we may redeem Warrants (including Private Placement Warrants) for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money”, in which case you would lose any potential embedded value from a subsequent increase in the value of our common stock had your Warrants remained outstanding.
We do not expect to declare any dividends in the foreseeable future.
The Company intends to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of the Company’s Board of Directors (or “Board”). The Company’s Board of Directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it, and such other factors as the Company’s Board of Directors may deem relevant. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell the Company’s common stock for a price greater than that which you paid for it.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common stock.
We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under our 2021 Omnibus Incentive Plan without stockholder approval in a number of circumstances. Our issuance of additional common stock or other equity securities could have one or more of the following effects:
•our existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of our common stock may decline.
We incur significant costs and obligations as a result of being a public company.
As a privately held company, Old Blade was not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting, and other expenses that we were not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, and regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. These rules and regulations have increased and may continue to increase our legal and financial costs and divert management time and attention from revenue-generating activities.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company until the last day of the fiscal year following September 13, 2024 or such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.
We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to “non-emerging growth companies” but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an “emerging growth company” or is an “emerging growth company” which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
As Old Blade was a privately held company, it was not required to adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company. The implementation of all required accounting practices and policies and the hiring of additional financial staff has increased and may continue to increase our operating costs and requires our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common stock on Nasdaq.
Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the Company or our directors, officers, or other employees.
Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer, or other employee or stockholder of the Company; (iii) action asserting a claim against the Company arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against the company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit, or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she, or it believes to be favorable for disputes with the Company or our directors, officers, or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board of Directors.
Stockholders may experience dilution in the future.
The percentage of shares of our common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees or exercise of the Warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
If securities or industry analysts do not maintain coverage of us, if they change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our common stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If securities or industry analysts do not maintain coverage of us, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations, the trading price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Pursuant to an Investor Rights Agreement, certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.
If these stockholders exercise their registration rights, the trading price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
In addition, the shares of common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 10% of the fully diluted shares of common stock immediately following consummation of the merger have been reserved for future issuance under our 2021 Omnibus Incentive Plan. The compensation committee of our Board of Directors may determine the exact number of shares to be reserved for future issuance under our 2021 Omnibus Incentive Plan at its discretion.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in New York, New York. We use this facility for finance and accounting, legal, talent management, technology, marketing, sales and other administrative functions. We also maintain branded terminals for the use of Blade passengers and customer experience personnel pursuant to leases, licenses or permits with operators of various heliports and airports in New York, New York, White Plains, New York, Opa-Locka, Florida, Nantucket and Massachusetts. Our wholly-owned subsidiary Trinity operates from Tempe, Arizona.
Item 3. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of September 30, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
On April 1, 2021, Shoreline Aviation, Inc. filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleges, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”). Claims against the Blade Defendants relate to the May 2018 Asset Purchase Agreement between Blade and Sound Aircraft Flight Enterprises, Inc. (“SAFE”) and Cindy Herbst, pursuant to which Blade purchased SAFE’s complete customer list, including names, contact information, and customer flight histories. The complaint demands compensatory and consequential damages in excess of $13 million relating to the claims against the Blade Defendants, as well as punitive damages, certain equitable remedies, interest, and attorneys’ fees and costs. The Company believes the outcome would not result in a material contingency.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Market Information
Our common stock is traded on The NASDAQ Capital Markets under the symbol “BLDE”.
Holders

On December 6, 2021, the Company had 32 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 9 to consolidated financial statements included herein for additional information.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding our purchases of our common stock during the fiscal quarter ended
September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021(1)	6,011	$8.69	—	$—
August 1, 2021 - August 31, 2021	—		—	—
September 1, 2021 - September 30, 2021	—		—	—
Total	6,011	$8.69	—	$—
__________
(1) During the fiscal quarter ended September 30, 2021, we withheld 6,011 shares of our common stock from an employee to satisfy tax withholding obligations relating to the vesting of restricted stock. These shares were not acquired as part of a publicly announced share repurchase plan or program.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. For important information regarding these forward-looking statements, please see the discussion above under the caption “Note Regarding Forward-Looking Statements.”
Unless otherwise stated, all dollar amounts presented below are stated in thousands, except for per share amounts.
Merger and Organization
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation, (“Old Blade”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into EIC (the “Merger”), with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the business combination (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to Blade following the Closing Date and with respect to Old Blade prior to the Closing Date. See Note 3 to the consolidated financial statements for additional information.
Acquisitions

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. Trinity is an asset-light, multi-modal organ transport business working with transplant centers and organ procurement organizations in 16 states. The results of Trinity from the acquisition date to September 30, 2021 are included in the MediMobility Organ Transport and Jet line of business. See Note 4 to the consolidated financial statements for additional information.
Business Overview
Blade is a technology-powered, global air mobility platform. We provide consumers with a cost-effective and time-efficient alternative to ground transportation for congested routes, predominantly within the Northeastern United States, through our helicopter, amphibious seaplane, and fixed-wing transportation services. Our platform utilizes a technology-powered, asset-light business model, which was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to Electric Vertical Aircraft (“EVA”), once they are certified for public use. Blade currently operates in three key lines of business:
•Short Distance — Consisting primarily of flights: (i) between 60 and 100 miles in distance, largely servicing commuters for prices between $595 and $795 per seat and (ii) between all New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795).
•MediMobility Organ Transport and Jet — Consisting of transportation of human organs for transplant, non-medical jet charter and limited, by-the-seat, jet flights between New York and both Miami and Aspen.
•Other — Consists principally of revenues from brand partners for exposure to Blade fliers and certain ground transportation services.
Blade’s first international joint venture launched helicopter services in late 2019 in India, flying between Mumbai, Pune, and Shirdi.

Our Business Model
Blade leverages an asset-light business model: we neither own nor operate aircraft. Pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we schedule flights based on demand analysis and maintain the relationship with the flier from booking through flight arrival. Blade takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.
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

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage hundreds of fliers across numerous simultaneous flights, coordinating multiple operators flying between terminals across our route network. We believe that this technology, which provides us with enhanced logistics capabilities and information from our fliers signaling their interest in new routes, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in flier volume, new routes, new operators, broader flight schedules, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

Our asset-light business model was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we operate as a carbon neutral business by purchasing offsets to contract the carbon emissions generated by our urban air mobility services.
Key Business Metric
We collect, measure, and evaluate operating and financial data of our business to evaluate our performance, measure our progress, and make strategic decisions. The following table reflects the key operating metric we use to evaluate our business:

	For the Years Ended September 30,
	2021	2020	2019
Seats flown – all flights	27,665	17,346	32,845
We define “Seats flown — all flights” as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term strategy is primarily focused on growth in by-the-seat products, and we believe that “Seats flown — all flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all flights,” but not necessarily in revenue, which is heavily influenced by our MediMobility Organ Transport and Jet product line where we typically fly fewer or sometimes no passengers over long distances at a high price. We believe the “Seats flown — all flights” metric is useful to investors in understanding the overall scale of our business and trends in the number of passengers paying to use our service.

Factors Affecting our Performance
Ability to attract and retain fliers in our Short Distance business
Our success depends in part on our ability to cost-effectively attract new fliers, retain existing fliers and increase utilization of our services by current fliers. We plan to continue making significant investments and implementing strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. These investments and initiatives may not be effective in generating sales growth or profits. Moreover, if fliers do not perceive our urban air mobility services to be reliable, safe, and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain fliers or increase their utilization of our platform.
Ability to attract and retain customers in our MediMobility Organ Transport and Jet business

Our MediMobility Organ Transport business primarily serves transplant centers and Organ Procurement Organizations ("OPOs" and, together, "MediMobility Customers"). Transportation for the hearts, lungs and livers that make up the vast majority of this business line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which MediMobility Customers evaluate our performance. We utilize the same fixed wing aircraft and aircraft operators for our retail jet charter customers, who are also primarily concerned with availability and pricing, but typically book with much more advance notice.

Historically, the combination of Blade's retail jet charter and MediMobility demand, has been enough to incentivize operators to provide dedicated jet aircraft and crews for the our MediMobility Organ Transport and Jet business line. However, there is no guarantee that will continue to be able to secure dedicated aircraft at favorable rates, particularly given recent significant increases in demand for private jet aircraft in the United States. Recent increased demand for private jets has led to increased charter costs and more limited availability in the spot jet charter market, but has not limited Blade's ability to maintain or increase our access to dedicated jet aircraft at fixed prices.
Expansion into New Geographic Markets
Our growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure in the Northeast and on the West Coast, that are facing increasing ground congestion. In these areas, Blade’s urban air mobility services can provide the most time savings for our fliers, and given the short distances involved, costs for our services can be comparable to luxury, private car services. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure. In addition to these domestic target markets, we will continue to explore international markets through joint ventures, as in India. The number of potential fliers using our urban air mobility services in any of these markets cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.
Growth of our business will require significant investments in our infrastructure, technology, and marketing and sales efforts. Historically, cash flow from operations has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies, and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.
Development, approval and acceptance of EVA for passenger travel
We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertiports in our existing and new markets. However, manufacturers, individual operators that will purchase EVA, and pilots must receive requisite approvals from federal transportation authorities before EVA can fly passengers. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.

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
Seasonality
Historically, we experienced seasonality with flight volume peaking during the quarters ended June 30 and September 30 of each fiscal year due to the busy summer travel season, with lower volume during the first and second fiscal quarters. In calendar year 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. In 2021, we have seen a recovery in demand for summer travel, resulting in a return to more typical seasonality. Blade’s Short Distance expansion strategy is focused on routes with significantly less seasonality, such as intercity transfers, airport, and year-round commuter routes. We also continue to expand our MediMobility business, which sees consistent year-round demand, both organically and through acquisition. Thus, we expect that seasonality in revenue will decrease as our business grows and our revenue mix shifts to these new, year-round routes.
Key Components of the Company’s Results of Operations
Revenue
Blade generates revenue through the sale of air travel services. Our fliers primarily purchase and manage reservations using our self-service mobile and web applications, but some choose to call, email, or text our dedicated team of Flier Relations professionals. Fliers pay via credit card transactions, wire, check, customer credits, and gift cards, and generally, we collect payments in advance of performing the related services. We also collect fees from add-ons, such as trip insurance and ground transportation services, and changes to non-refundable seats sold. Our MediMobility Organ Transport customers receive terms and make payments to us after we perform the related service. Most of our accounts receivable consist of amounts due from MediMobility Organ Transport customers. Additionally, our joint venture agreement for operations in India entitles us to receive quarterly royalty payments.
Cost of Revenue
Cost of revenue consists principally of flight costs paid to operators of aircraft and landing fees.
Software Development
Costs incurred for the development of the Company’s internal use software are expensed as incurred.
General and Administrative
General and administrative expenses principally include personnel costs, stock-based compensation, facility fees, credit card processing fees, and professional fees. We expect that general and administrative expenses will increase for the foreseeable future as we expand our service offerings to additional cities and increase flight volumes on existing routes. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with reporting obligations under the rules and regulations of the SEC, rules and regulations applicable to companies listed on a national securities exchange, and higher expenses for director and officer insurance, investor relations, and professional services.
Selling and Marketing
Selling and marketing expenses consist primarily of advertising costs, staff salaries and stock-based compensation, marketing expenses, and promotion costs. We expect that selling and marketing expenses will increase for the foreseeable future as they represent a key component of our initiatives to expand into new markets. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	For the Years Ended September 30,
	2021		2020		2019
		% of Revenue		% of Revenue		% of Revenue
	($ in thousands, except for share and per share amounts)
Revenue	$50,526	100%	$23,434	100%	$31,196	100%

Operating expenses
Cost of revenue	39,721	79%	21,107	90%	26,497	85%
Software development	1,514	3%	861	4%	751	2%
General and administrative	29,922	59%	9,292	40%	10,476	34%
Selling and marketing	3,462	7%	2,533	11%	5,013	16%
Total operating expenses	74,619	148%	33,793	144%	42,737	137%

Loss from operations	(24,093)		(10,359)		(11,541)

Other non-operating (expense) income
Change in fair value of warrant liabilities	(18,331)		—		—
Recapitalization costs attributable to warrant liabilities	(1,731)		—		—
Interest income, net	460		199		703
Total other non-operating (expense) income	(19,602)		199		703

Loss before income taxes	(43,695)		(10,160)		(10,838)

Income tax benefit	(3,643)		—		—

Net loss	$(40,052)		$(10,160)		$(10,838)

Weighted average shares outstanding, basic and diluted	42,883,615		25,210,559		25,135,632
Net loss per share, basic and diluted	$(0.93)		$(0.40)		$(0.43)

Comparison of the Years Ended September 30, 2021, 2020 and 2019

Revenue
Disaggregated revenue by product line was as follows:

	For the Years Ended September 30,
	2021	2020	2019
	(in thousands)
Product Line(1):
Short Distance	$22,253	$9,466	$26,040
MediMobility Organ Transport and Jet	26,346	13,476	5,071
Other	1,927	492	85
Total Revenue	$50,526	$23,434	$31,196
__________
(1) Prior period amounts have been updated to conform to current period presentation.
2021 to 2020 Annual Comparison
Revenue increased by $27.1 million or 116%, from $23.4 million in 2020 to $50.5 million in 2021. The increase in revenue was driven by increases across all product lines as Short Distance demand began to recover following the relaxation of COVID-19 lockdowns while MediMobility Organ Transport and Jet revenues continued to exhibit strong growth.
Short Distance aviation services increased by $12.8 million in 2021, an increase of 135%. Growth in Short Distance was driven by a recovery in demand for the Company's commuter and airport transfer products following the relaxation of COVID-19 lockdowns.
MediMobility Organ Transport and Jet increased by $12.9 million in 2021, an increase of 96%. Our MediMobility Organ Transport and Jet charter businesses were not adversely impacted by the pandemic and continued to show strong growth. In MediMobility Organ Transport, growth was driven by our successful effort to add additional hospital customers and the inclusion of Trinity's revenue for the period from September 16, 2021 to September 30, 2021. The inclusion of Trinity contributed growth of 5% in 2021. In Jet charter, growth was driven by the successful acquisition of additional fliers and more frequent trips from fliers who preferred to avoid commercial airline travel during the pandemic.
Other revenue increased from $0.5 million to $1.9 million, an increase of 292%, driven primarily by the introduction of our Essential Ground Connect car service in the middle of prior year and higher revenue from brand partners.
2020 to 2019 Annual Comparison
Revenue decreased by $7.8 million, or 25%, from $31.2 million in 2019 to $23.4 million in 2020. The decline in revenue was driven principally by lower revenues from short distance aviation services, from $26.0 million in 2019 to $9.5 million in 2020, a reduction of $16.5 million or 64%. Short distance revenues were negatively impacted by a significant reduction in demand for commercial airline travel, driven by the COVID-19 pandemic, which resulted in our decision to pause our New York airport transfer services. In addition, the closure of offices in New York City led to a reduction in demand for our commuter services in the typically high-demand summer season.

The revenue decline in short distance was partially offset by significant increases in MediMobility Organ Transport and Jet revenues which were $13.5 million in 2020 as compared to $5.0 million in 2019, an increase of $8.5 million or 166%. Our MediMobility and jet charter businesses were not adversely impacted by the pandemic and continued to show strong growth. In MediMobility, growth was driven by our successful effort to add additional hospital customers, the continued need for organ transplants during the pandemic and the limited operating results for MediMobility in 2019, given our Q4

2019 service launch. In jet charter, growth was driven by the successful acquisition of additional fliers and more frequent trips from fliers who preferred to avoid commercial airline travel during the pandemic.

Other revenue increased from $0.1 million to $0.5 million driven primarily by the introduction of our Essential Ground Connect ground transportation service and increased sales of commuter passes.

Cost of Revenue
2021 to 2020 Annual Comparison
Cost of revenue increased by $18.6 million or 88%, from $21.1 million during 2020 to $39.7 million in 2021, driven by increased flight volume. Cost of revenue decreased as a percentage of revenues from 90% to 79%, driven by higher average utilization in our by-the-seat routes as well as increased Short Distance revenues as a percentage of overall sales. Our direct operator costs for MediMobility Organ Transport and Jet are generally higher than the direct operator costs for our Short Distance flights. Thus, the shift in revenue mix led to an overall decrease in our cost of revenue as a percentage of total revenues.
2020 to 2019 Annual Comparison
Cost of revenue decreased by $5.4 million, or 20%, from $26.5 million during 2019 to $21.1 million in 2020. The decrease in cost of revenue was attributed primarily to the decline in short distance flight volume, which was driven by the COVID-19 pandemic. Generally, our direct costs payable to operators on a per flight per route basis remained consistent with 2019 for our by-the-seat routes. From 2019 to 2020, Short Distance revenue decreased as a percentage of our total sales. Our direct operator costs for MediMobility Organ Transport and Jet are generally higher than the direct operator costs for our Short Distance flights. Thus, the shift in revenue mix led to an overall increase in our cost of revenue as a percentage of total revenues.

Software Development
2021 to 2020 Annual Comparison
Software development costs increased by $0.7 million, or 76% due to an increase in stock-based compensation expense of $0.5 million and staff costs of $0.2 million.
2020 to 2019 Annual Comparison
Software development costs increased by $0.1 million, or 13%, from $0.8 million in 2019 to $0.9 million in 2020, principally due to hiring additional software development engineers and consultants in the period.

General and Administrative
2021 to 2020 Annual Comparison
General and administrative expense increased by $20.6 million, or 222%, from $9.3 million during 2020 to $29.9 million in 2021. The increase is attributable to: a $8.4 million increase in stock-based compensation expense; a $7.3 million increase in professional fees (primarily consulting, accounting and legal), of which $6.0 million are attributable to the Company's transition from a private to public company, while the remainder are attributable to ongoing business operations and fees in connection with M&A activity; an increase in insurance expense of $2.9 million ($2.7 million is due to D&O insurance since going public); a $2.0 million increase due to staff, office and credit card processing fees, in line with the higher level of activity as well as new roles created in connection with the Company becoming public. Additionally, the Company has eliminated cost controls introduced during the pandemic given continued revenue growth and the recovery in overall travel demand.

2020 to 2019 Annual Comparison
General and administrative expense decreased by $1.2 million, or 11%, from $10.5 million during 2019 to $9.3 million in 2020, principally on account of headcount reductions implemented in the spring of 2020 to reduce fixed costs in response to the COVID-19 pandemic’s impact on operations.

Selling and Marketing
2021 to 2020 Annual Comparison
Selling and marketing expense increased by $1.0 million, or 37%, from $2.5 million during 2020 to $3.5 million in 2021. The increase is attributable to higher marketing activity to support the Company’s revenue growth.
2020 to 2019 Annual Comparison
Selling and marketing expense decreased by $2.5 million, or 49%, from $5.0 million during 2019 to $2.5 million in 2020. The decrease in selling and marketing expense was attributed primarily to significant reductions in marketing and advertising related to scaling down our short distance flight services in response to COVID-19 restrictions on travel and workplace closures.
Other non-operating (expense) income
2021 to 2020 Annual Comparison
Other non-operating (expense) income consisted of $18.3 million of non-cash expense due to fair value revaluation of warrant liabilities, representing the change in fair value between the date of the merger to September 30, 2021. We also expensed recapitalization costs of $1.7 million attributable to warrant liabilities due to our reverse recapitalization on May 7, 2021. We earn interest income on our money market and short-term investments. Net interest income increased by $0.3 million to $0.5 million in 2021 as a result of higher invested assets in the current year compared to the prior year.
2020 to 2019 Annual Comparison
Other non-operating (expense) income consists of interest income and interest expense. We earn interest income on our money market investments. Interest income decreased by $0.5 million, or 72%, from $0.7 million during 2019 to $0.2 million during 2020.
Quarterly Disaggregated Revenue

The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the twelve quarters in the period ended September 30, 2021. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
	(in thousands)
Product Line:
Short Distance	$13,353	$5,721	$1,049	$2,130
MediMobility Organ Transport and Jet	6,593	6,500	7,729	5,524
Other	370	730	495	332
Total Revenue	$20,316	$12,951	$9,273	$7,986

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(in thousands)
Product Line:
Short Distance	$3,699	$629	$1,787	$3,351
MediMobility Organ Transport and Jet	4,387	2,636	4,588	1,865
Other	233	173	79	7
Total Revenue	$8,319	$3,438	$6,454	$5,223

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(in thousands)
Product Line:
Short Distance	$14,916	$6,610	$1,785	$2,729
MediMobility Organ Transport and Jet	895	848	2,209	1,119
Other	10	48	14	13
Total Revenue	$15,821	$7,506	$4,008	$3,861
Liquidity and Capital Resources
Sources of liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a PIPE. As of September 30, 2021 and 2020, we had cash and cash equivalents of $7.0 million and $12.2 million, respectively, and restricted cash of $0.6 million and $0.1 million, respectively. In addition, as of September 30, 2021 we had $297.2 million of short-term investments in a traded mutual fund which could be liquidated with a one day notice. We anticipate that our available cash and cash equivalents and short-term investments will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Annual Report. Our future capital requirements will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility.
On April 8, 2020, we entered into an unsecured note evidencing our PPP Loan in the principal amount of $1.2 million. Proceeds from our PPP Loan were used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments and interest payments on other debt obligations that were incurred before February 15, 2021. On May 7, 2021, we repaid the PPP Loan in full. See Note 7 to the consolidated financial statements for additional information.
Liquidity Requirements
As of September 30, 2021, we had net working capital of $304.9 million, including cash and cash equivalents of $7.0 million. We had net losses of $40.1 million (with $27.9 million non-cash costs related to warrants valuation and stock-based compensation), $10.2 million and $10.8 million for the years ended September 30, 2021, 2020 and 2019, respectively.
We expect to continue to incur net losses in the short term, as we continue to execute our strategic initiatives. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Years Ended September 30,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(15,615)	$(10,818)	$(10,302)
Net cash used in investing activities	(321,338)	(377)	(1,054)
Net cash provided by financing activities	332,259	1,180	116
Net decrease in cash, cash equivalents and restricted cash	$(4,694)	$(10,015)	$(11,240)
Cash Used in Operating Activities
For the year ended September 30, 2021, net cash used in operating activities was $15.6 million, primarily driven by a net loss of $40.1 million, offset by non-cash items consisting of change in fair value of warrant liabilities of $18.3 million, stock-based compensation of $9.6 million and depreciation and amortization of $0.5 million. The changes in operating assets and liabilities are primarily driven by an increase of $4.3 million in prepaid expenses (of which $3.8 million is attributable to prepaid insurance premiums), an increase of $0.4 million of accounts receivable and an increase of $0.1 million of non-current assets. Those increases were partially offset by an increase of $2.0 million in accounts payable and accrued expenses and an increase of $0.7 million of deferred revenue.
For the year ended September 30, 2020, net cash used in operating activities was $10.8 million, primarily driven by a net loss of $10.2 million, adjusted for non-cash items consisting of $0.5 million of depreciation and amortization and $0.5 million of stock-based compensation. The changes in operating assets and liabilities consist principally of increases of $0.3 million in prepaid expenses and other current assets, $0.6 million in accounts receivable, and a decrease of $1.4 million in accounts payable and accrued expenses, offset by an increase of $0.6 million in deferred revenue.

For the year ended September 30, 2019, net cash used in operating activities was $10.3 million, primarily driven by a net loss of $10.8 million, adjusted for non-cash items consisting of $0.5 million of depreciation and amortization and $0.3 million of stock-based compensation. The changes in operating assets and liabilities consist principally of an increase of $0.3 million in prepaid expenses and other current assets, an increase of $0.2 million in accounts receivable and a decrease of $0.4 million in accounts payable and accrued expenses, offset by an increase of $0.7 million in deferred revenue.
Cash Used In Investing Activities
For the year ended September 30, 2021, net cash used in investing activities was $321.3 million, driven by a $308.8 million purchase of short-term investments, $23.1 million in consideration paid for Trinity, $0.3 million in purchases of property and equipment, and a $0.5 million purchase of a domain name, partially offset by $11.3 million of proceeds from sale of short-term investments.
For the year ended September 30, 2020, net cash used in investing activities was $0.4 million, driven by purchases of property and equipment.

For the year ended September 30, 2019, net cash used in investing activities was $1.0 million, primarily driven by $0.6 million of purchases of property and equipment, a $0.2 million investment in our joint venture in India, and $0.3 million for the purchase of a customer list.
Cash Provided by Financing Activities
For the year ended September 30, 2021, net cash provided by financing activities was $332.3 million, reflecting primarily cash received of $213.7 million from the Merger with EIC and cash received of $119.6 million from the issuance of common stock under our PIPE financing, partially offset by the $1.2 million repayment of the PPP Loan.

For the year ended September 30, 2020, net cash provided by financing activities was $1.2 million, reflecting proceeds of $1.2 million from the PPP Loan.

For the year ended September 30, 2019, net cash provided by financing activities was $0.1 million, reflecting proceeds from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of September 30, 2021, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations and Commitments

Other than operating lease obligations and contractual obligations to aircraft operators as disclosed in Note 7 and Note 12, respectively, of the Company’s consolidated financial statements included in this Annual Report on Form 10-K, we had no material contractual obligations as of September 30, 2021.
Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
For information on the Company’s significant accounting policies refer to Note 2 to the Company’s Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we performed an assessment of the Company’s significant processes and key controls based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our evaluation of internal controls over financial reporting did not include the internal controls of Trinity Air Medical, Inc., which was acquired on September 15, 2021 and is included in our 2021 consolidated financial statements and constituted approximately 4.5% of total assets as of September 30, 2021 and 1.5% and 0.1% of sales and net earnings, respectively, for the year then ended.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2021. We determined that our internal control over financial reporting had the following material weakness - the Company has not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:

•Management’s evaluation of whether the internal controls are designed to prevent or detect material misstatements or omissions;
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
•That the results of the control tests were appropriately considered.

These deficiencies impact on the Company’s financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting.

Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the above-mentioned material weaknesses in its internal control over financial reporting.

Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Plans for Remediation

The Company is remediating these material weaknesses as efficiently and effectively as possible, with the hiring of a Director of Internal Controls to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting.

These plans are subject to ongoing review by senior management and Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weaknesses or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls over financial reporting. The Company expects to complete the required remedial action during 2022.

Remediation of Previously Identified Material Weaknesses

The following material weaknesses previously disclosed as of June 30, 2021 were remediated as of September 30, 2021:

•The lack of segregation of duties in our accounting procedures and approval of significant transactions, due in part to the lack of a sufficient number of personnel in the accounting and finance function; and
•The need to augment our information technology and application controls, including, but not limited to, the addition of formally documented controls around logical system access and code change management.

The Company remediated these material weaknesses with the following measures:

•Hiring additional finance and accounting personnel, including both a Chief Accounting Officer and Corporate Controller, to bolster the accounting capabilities and capacity and to establish and maintain internal control over financial reporting;

•Implementation of additional closing procedures to strengthen its process and shorten its close cycle for financial reporting;

•Designing and implementing controls to formalize roles and review responsibilities to align with the accounting staff’s skills and experience and to allow for appropriate segregation of duties in our accounting procedures and approval of significant transactions; and

•Designing and implementing IT general controls, including controls over the provisioning and monitoring of user access rights and privileges and change management processes and procedures.

Changes in Internal Control over Financial Reporting

On May 7, 2021, the Company consummated its Merger by and among EIC, Merger Sub, and Old Blade. The historical consolidated financial statements of Old Blade became the historical consolidated financial statements of the registrant. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Merger.
Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the period covered by this Annual Report.
Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Item 9B. Other Information

Executive Compensation

On December 16, 2021, the Compensation Committee established new base salaries for our named executive officers (listed below) and granted such officers certain time-based restricted stock units (“RSUs”) as described below.

Name and Principal Position	Salary	RSUs (#)
Robert S. Wiesenthal	$600,000	268,728
Chief Executive Officer
Melissa M. Tomkiel	$500,000	134,364
President and General Counsel
William A. Heyburn	$450,000	106,371
Chief Financial Officer and Head of Corporate Development

Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs were granted under the 2021 Omnibus Incentive Plan (the “Plan”). Subject to the terms and conditions of the Plan and the applicable award agreement, the RSUs will vest according to the following schedule: 6.25% (rounded down to the nearest whole number) every three calendar months from January 1, 2022 (with the first tranche to vest on April 1, 2022), with any remaining unvested RSUs to vest on January 1, 2026, in each case subject to such award recipient remaining continuously employed in good standing by the Company through the applicable vesting date.

Double Trigger Vesting Provision

On December 20, 2021, the Compensation Committee determined that all outstanding and future time-vesting equity awards granted by the Company to executive officers, including the Company’s named executive officers, should have double trigger vesting such that, notwithstanding anything to the contrary in the relevant award agreement, 100% of the unvested equity subject to such agreement will vest if the recipient (A) is terminated by the Company without “Cause” (other than due to death or Disability (as that term is defined in the Incentive Plan) or (B) resigns for “Good Reason,” in each case during the period commencing three months before and ending 12 months following a Change in Control (as that term is defined in the Incentive Plan). “Cause” is defined the award recipient’s (i) willful neglect in the performance of their duties or willful or repeated failure or refusal to perform such duties; (ii) engagement in conduct in connection with their employment or service, which results in, or could reasonably be expected to result in, material harm to the business or reputation of the Company; (iii) conviction of, or plea of guilty or no contest to (a) any felony or (b) any other crime that results in, or could reasonably be expected to result in, material harm to the business or reputation of the Company; (iv) material violation of the written policies of the Company, including, but not limited to, those relating to sexual harassment or the disclosure or misuse of confidential information, or those set forth in the manuals or statements of policy of the Company; (v) fraud or misappropriation, embezzlement, or misuse of funds or property belonging to the Company; or (vi) act of personal dishonesty that involves personal profit in connection with such award recipient’s employment; with such award recipient’s resignation after an event that would be grounds for a termination for Cause will be treated as a termination for Cause. “Good Reason” is defined the award recipient’s resignation within 30 days following the expiration of the cure period following the occurrence of one or more of the following, without such award recipient’s express written consent: (i) a material reduction in duties, or responsibilities, provided, that a change in job position (including a change in title) shall not be deemed a “material reduction” in and of itself unless the new duties are materially reduced; (ii) a material reduction in base salary (for clarity, a reduction by 10% or more will be considered a material reduction); provided, that an across the board base salary reduction to all senior executives of the Company will not be grounds for Good Reason; or (iii) a material change in the geographic location of such award recipient’s primary work facility or location; provided, that a relocation of less than 30 miles will not be considered a material change in geographic location. The award recipient will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for Good Reason within 90 days of the initial existence of the grounds for Good Reason and a cure period of not less than 30 days following the date of such notice.

Flight Benefit Policy

On December 16, 2021, the Board approved a flight benefit policy for members of the Board and the Company’s named executive officers. The policy provides that participants are entitled to up to $25,000 in personal travel on Company flights during each calendar year. Participants are responsible for all imputed income related to this benefit. The Board determined that the policy should be deemed effective as of June 1, 2021.

Severance Plan

On December 20, 2021, the Compensation Committee approved the Blade Air Mobility, Inc. Change in Control Severance Plan (the “Severance Plan”). Each of the Company’s “officers” (as defined by Rule 16a-1(f) under the Exchange Act) will participate in the Plan. Employees of the Company who serve as the Company’s President or Chief Financial Officer are referred to as “Group A Participants” and all other “officers” of the Company (as defined by Rule 16a-1(f) under the Exchange Act), other than Company’s Chief Executive Officer and Group A Participants, are referred to as “Group B Participants.”

The Severance Plan provides participants who are terminated without Cause (as defined in the Severance Plan), or, solely in the case of the Company’s Chief Executive Officer, for Good Reason (as defined in the Severance Plan) outside of the Change in Control (as defined in the Severance Plan) protection period with the following benefits:

•A lump sum cash payment of (i) 1.5x base salary for the Company’s Chief Executive Officer, (ii) 1.0x base salary for Group A Participants, and (iii) 0.75x base salary for Group B Participants; and
•Payment of premiums under the Company’s health plans for up to (i) 18 months for the Company’s Chief Executive Officer, (ii) 12 months for Group A Participants, and (iii) 9 months for Group B Participants.

The Severance Plan provides participants who are terminated without Cause or for Good Reason during a Change in Control protection period with the following benefits:

•A lump sum cash payment of (i) 2.0x base salary for the Company’s Chief Executive Officer, (ii) 1.0x base salary for Group A Participants, and (iii) 0.75x base salary for Group B Participants;
•An additional lump sum cash payment equal to the participant’s target bonus prorated based on the number of days the participant was employed during the fiscal year in which the date of termination occurs;
•Payment of premiums under the Company’s health plans for up to (i) 24 months for the Company’s Chief Executive Officer, (ii) 12 months for Group A Participants, and (iii) 9 months for Group B Participants; and
•100% acceleration of outstanding time-based equity awards.

The Change in Control protection period will extend from 3 months before any Change in Control through 12 months following such Change in Control.

In order to receive any benefits under the Severance Plan, participants must sign a general release of claims against the Company. Any amounts payable to a participant under the Severance Plan will be reduced to the maximum amount that could be paid without being subject to the excise tax imposed under Internal Revenue Code Sections 280G and 4999, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. The Severance Plan has a three year term and may thereafter be renewed by the Compensation Committee in its sole discretion for additional three year terms.

The above summary of the Severance Plan is qualified in its entirety by reference to the full text of the plan, a copy of which is attached to this Annual Report as Exhibit 10.31 hereto and incorporated in this Item 9B by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Robert S. Wiesenthal	55	Chief Executive Officer and Director
Melissa M. Tomkiel	41	President and General Counsel
William A. Heyburn	33	Chief Financial Officer and Head of Corporate Development
Brandon Keene	36	Chief Technology Officer
Amir M. Cohen	45	Chief Accounting Officer
Eric Affeldt	64	Chairman of the Board
Jane Garvey	77	Director
Kenneth Lerer	69	Director
Susan Lyne	71	Director
Reginald Love	39	Director
Edward Philip	56	Director
Robert S. Wiesenthal has served as Blade’s Chief Executive Officer since July 2015. From January 2013 to July 2015, Mr. Wiesenthal served as Chief Operating Officer of Warner Music Group Corp., a global music conglomerate. From 2000 to 2012, Mr. Wiesenthal served in various senior executive capacities with Sony Corporation, most recently as Executive Vice President and Chief Financial Officer of Sony Corporation of America. Prior to joining Sony, from 1988 to 2000, Mr. Wiesenthal served in various capacities with Credit Suisse First Boston, most recently as Managing Director, Head of Digital Media and Entertainment. Mr. Wiesenthal currently serves on the Board of Directors of TripAdvisor and previously served on the Board of Directors of Starz, a global media and entertainment company. Mr. Wiesenthal has a B.A. from the University of Rochester.

Melissa M. Tomkiel has served as Blade’s President since January 2021 and Blade’s General Counsel since February 2015. She was Blade’s President, Fixed Wing from 2015 to 2020. From 2010 to 2015, Ms. Tomkiel was President of LIMA NY Corp., a commuter air carrier operating amphibious seaplanes and rotorcraft. From 2006 to 2010, Ms. Tomkiel was an attorney at Pryor Cashman a U.S. law firm. Ms. Tomkiel has a J.D. from St. John’s University School of Law and a B.A. from the University of Notre Dame.

William A. Heyburn has served as Blade’s Chief Financial Officer since December 2020 and Blade’s Head of Corporate Development since May 2018. Prior to Blade, Mr. Heyburn served in various capacities at Redbird Capital Partners, a private investment firm, most recently as Vice President, from 2015 to 2018. Prior to RedBird, Mr. Heyburn was a member of the U.S. Credit Investment Team at Oak Hill Advisors, L.P., a global alternative investment firm, from 2013 to 2015. Prior to Oak Hill, Mr. Heyburn was a member of the investment banking group at Moelis and Company, an independent investment bank, focused on restructuring transactions, from 2011 to 2013. Mr. Heyburn has an A.B. from Harvard University.

Brandon Keene has served as Blade’s Chief Technology Officer since November 2015. Prior to Blade, Mr. Keene was a Principal Development Manager at Microsoft from 2012 to 2015 in its Skype division. From 2010 to 2012, Mr. Keene served as the Director of Engineering of GroupMe, a popular group messaging service. Mr. Keene holds a B.A. from the University of California, Davis.

Amir M. Cohen has served as Blade’s Chief Accounting Officer since May 2021. Prior to Blade, Mr. Cohen served in various capacities at WPP, a multinational communications, advertising, public relations, technology, and e-commerce holding company, most recently as SVP of Finance for its Wunderman Thompson network. Prior to WPP, Mr. Cohen was a Manager at PwC in New York. Mr. Cohen is a Certified Public Accountant and has an M.B.A from the New York University and a B.A. in Economics and Accounting from the Hebrew University of Jerusalem.

Eric Affeldt has served as our Chairman since September 2019, when EIC conducted its initial public offering. From 2006 to 2017, Mr. Affeldt served as the President and Chief Executive Officer of ClubCorp, a privately held owner and operator of golf, dining and fitness clubs. In 2017, he assisted with the take private transaction of ClubCorp, which was previously listed on the NYSE, to an affiliate of Apollo Global Management. Prior to ClubCorp, he served as a principal of KSL Capital Partners, a private equity firm that specializes in travel and leisure, from 2005 to 2007. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc., an aviation holding company, from 2000 to 2005. Prior to this, Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways, an owner and manager of golf courses; vice president and general manager of Doral Golf Resort and Spa in Miami and the PGA West and La Quinta Resort and Club in California. He also serves on the Board of Directors of the Vail Health System, a private healthcare system in Colorado, since 2017. Mr. Affeldt served as a director for Cedar Fair Entertainment Company, an owner and operator of amusement parks, from 2010 to 2018, and was chairman of the Board of Directors from 2012 to 2018. He holds a B.A. in Political Science and Religion from Claremont McKenna College. We believe Mr. Affeldt is qualified to serve as one of our directors based on his extensive operational, board and investment experience.

Jane Garvey has served as one of our directors and chair of the nominating and corporate governance committee since the Closing Date. She was previously a member of the Board of Directors at United Airlines from 2009 to 2018, and served as Chairman from May 2018 to May 2020. Ms. Garvey had numerous roles in public service, including serving as FAA Administrator from 1997 to 2002, Deputy Administrator of the Federal Highway Administration from 1993 to 1997, director of Boston’s Logan International Airport from 1991 to 1993, and as the Massachusetts Department of Public Works commissioner from 1988 to 1991. After leaving public service, Ms. Garvey became Executive Vice President and chairman of the transportation practice at APCO Worldwide, an independent global public affairs and strategic communications consultancy, from 2002 to 2006, and was an advisor to J.P. Morgan's infrastructure practice from 2005 to 2008. She has served on several boards including Shanska, a multinational construction and development company, Bombardier, a multinational aerospace and transportation company, and MITRe Corporation, an American not-for-profit technology resource organization. Ms. Garvey currently serves as Chair of Meridiam Infrastructure, North America, a global investor and asset manager, and as Chair of the Meridium Infrastructure Global Advisory Board. She holds degrees from Mount Saint Mary College and Mount Holyoke College. We believe Ms. Garvey is qualified to serve as one of our directors based on her experience in a broad range of industries, including infrastructure development, financial services, transportation, construction, and consulting.

Kenneth Lerer has served as one of our directors since the Closing Date and was the chairman of Old Blade’s Board of Directors from July 2016 until the Closing. Mr. Lerer is a managing partner at Lerer Hippeau Ventures, an early stage venture capital fund, which he founded in January 2010. He was a co-founder of The Huffington Post (acquired by AOL), an American news aggregator and media company, from 2005 to 2011 and previously served as Executive Vice President of AOL Time Warner, a global media technology company, from 2000 to 2002. Mr. Lerer currently sits on the Board of Group Nine Media, an American digital media holding company, since 2016. He was formerly the Chairman of BuzzFeed, an American internet media, news and entertainment company, from 2008 to 2019 and previously served on the Board of Viacom, a multinational media and entertainment corporation, from 2016 to 2018. We believe Mr. Lerer is qualified to serve as a one of our directors based on his extensive executive, board and investment experience.

Reginald Love has served as one of our directors since September 2021. Mr. Love has served as a Senior Advisor at Apollo Global Management, a global alternative investment management firm, since February 2020. Mr. Love previously served as Partner at RON Transatlantic EG, an international financial holding company with interests in the financial services, logistics, energy, industrial and beer sectors in the United States, Latin America and Europe, from 2012 to February 2020. Prior to joining RON Transatlantic EG, Mr. Love served at the White House as personal aide to President Barack Obama from 2009 to 2011, where he was responsible for assisting with the coordination and completion of the President’s daily schedule as well as coordinating with other White House offices to set up long and medium range planning. Mr. Love is a graduate of Duke University and holds an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Love also serves on the boards of Cox Media Group, an American media conglomerate, and the National Summer Learning Association, an American non-profit organization focused on education. We believe Mr. Love is qualified to serve as one of our directors based on his extensive leadership, investment, government affairs and international business experience.

Susan Lyne has served as one of our directors and chair of the compensation committee since the Closing Date. Since September 2014, Ms. Lyne has been President and Managing Partner of BBG Ventures, an investment fund focused on women-led tech startups. From February 2013 to September 2014, Ms. Lyne was Chief Executive Officer of the AOL Brand Group where she oversaw the content brands of AOL, Inc., a global media technology company, including TechCrunch, Engadget, StyleList, Moviefone and MapQuest. From September 2008 to February 2013, she was Chief Executive Officer and then Chair of Gilt Groupe, Inc., the innovative ecommerce company that pioneered flash sales in the United States. From 2004 to 2008, Ms. Lyne served as President and Chief Executive Officer of Martha Stewart Living Omnimedia, Inc., a diversified media and merchandising company. From 1996 to 2004, Ms. Lyne held various positions at The Walt Disney Company, a diversified worldwide entertainment company, including President of ABC Entertainment. Ms. Lyne is currently a director of and GoPro, Inc., where she is Chair of the Compensation Committee, and has previously served as a director of Gilt Groupe, Inc., AOL, Inc., Martha Stewart Living Omnimedia, Inc., Starz Entertainment Group, LLC, a global media and entertainment company, and CIT Group, Inc., an American bank and financial services company. We believe Ms. Lyne is qualified to serve as one of our directors based on her experience on the Boards of Directors of other companies, her extensive executive experience and her background in the media and consumer products industries.

Edward Philip has served as one of our directors since September 2019, when EIC conducted its initial public offering, and chair of the audit committee since the Closing Date. Mr. Philip was the Chief Operating Officer of Partners in Health, a global non-profit healthcare organization, responsible for overseeing the operations of the Partners in Health projects globally including in countries such as Liberia, Sierra Leone, Rwanda and Haiti, from 2013 to 2017. Previously he served as Special Partner of Highland Consumer Fund, a consumer-oriented investment fund which he founded, from 2013 to 2017 and as Managing General Partner from 2006 to 2013. Mr. Philip was one of the founding members of the internet search company Lycos, Inc. During his time with Lycos, Mr. Philip held the positions of President, Chief Operating Officer and Chief Financial Officer at different times. Prior to joining Lycos, Mr. Philip spent time as the Vice President of Finance for The Walt Disney Company and also previously spent a number of years in investment banking. He currently serves on the Board of Directors of United Airlines Holdings Inc., an airline, since 2016, Hasbro, Inc., a toy and entertainment company, since 2002 and BRP Inc., a Canadian recreational vehicle manufacturer, since 2005. Mr. Philip received a B.S. in Economics and Mathematics from Vanderbilt University and an M.B.A. from Harvard Business School. We believe Mr. Philip is qualified to serve as one of our directors based on his extensive public company Board service as well as his extensive experience in the travel, leisure and recreation industries.

Director Independence
Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of Eric Affeldt, Jane Garvey, Kenneth Lerer, Susan Lyne, Reginald Love and Edward Philip is an independent director under the Nasdaq listing rules and that all of such persons are also independent under Rule 10A-3 of the Exchange Act, except Mr. Affeldt. In making these determinations, the Board considered the current and prior relationships that each non-employee director has and will have with Blade and all other facts and circumstances that the Board deems relevant in determining independence.
Role of Board in Risk Oversight
The Board has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting to the Board by the audit committee. The audit committee represents the Board by periodically reviewing our accounting, reporting, financial and cybersecurity practices, including the integrity of our financial statements, the surveillance of administrative and financial controls, and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit, information technology, and cybersecurity functions, the audit committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management and our audit committee receives regular updates from our Chief Financial Officer and Director of Cybersecurity regarding our continuous improvement projects related to cybersecurity.
Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers, employees and consultants. A copy of our Code of Business Conduct and Ethics is available on our investor relations website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our investor relations website.

Composition of the Board
The business and affairs of Blade are managed under the direction of the Board. We have a classified Board, with members of each class serving staggered three-year terms. Our Board consists of two directors in Class I (Mr. Love and Mr. Philip), two directors in Class II (Mr. Affeldt and Mr. Lerer) and three directors in Class III (Ms. Garvey, Ms. Lyne, and Mr. Wiesenthal). The Class I directors will next be up for election at our annual meeting of stockholders for the calendar year ended December 31, 2021, the Class II directors will next be up for election at our annual meeting of stockholders for the calendar year ended December 31, 2022 and the Class III directors will next be up for election at our annual meeting of stockholders for the calendar year ended December 31, 2023.
Board Committees
The standing committees of our Board of Directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board of Directors may from time to time establish other committees.
Our president and chief executive officer and other executive officers will regularly report to the non-employee directors and the audit, compensation and nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls.

Each of the committee charters, as well as our corporate governance guidelines, is available on the Company’s investor relations website.
Audit Committee
Our audit committee consists of Mr. Philip, who serves as chairperson, Ms. Garvey and Ms. Lyne. Each member of the audit committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board of Directors has determined that Mr. Philip qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.
The purpose of our audit committee is to assist our Board in discharging its responsibilities relating to:
•reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual reports;
•discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•discussing with management major risk assessment and risk management policies, including cybersecurity risks;
•monitoring the independence of the independent auditor;
•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•reviewing and approving all related-party transactions;
•inquiring and discussing with management our compliance with applicable laws and regulations;
•pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•appointing or replacing the independent auditor;
•determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.
Compensation Committee
Our compensation committee consists of Ms. Lyne, who serves as the chairperson, Mr. Philip, Mr. Lerer and Mr. Affeldt.
The purpose of the compensation committee is to assist our Board in discharging its responsibilities relating to:
•setting our compensation program and compensation of our executive officers and directors,
•monitoring our incentive and equity-based compensation plans, and

•preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Garvey, who serves as chairperson, Mr. Love and Mr. Affeldt.
The purpose of our nominating and corporate governance committee is to assist our Board in discharging its responsibilities relating to:
•identifying individuals qualified to become new Board members, consistent with criteria approved by the Board,
•reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders,
•identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee,
•reviewing and recommending to the Board corporate governance principles applicable to us,
•overseeing the evaluation of the Board and management and
•handling such other matters that are specifically delegated to the committee by the Board from time to time.

Stockholder Recommendations

Stockholders who would like to recommend a candidate for our nominating and corporate governance committee to consider for possible inclusion in our 2022 proxy statement, must send notice to Blade Air Mobility, Inc., Attn: General Counsel, 31 Hudson Yards, 11th Floor, New York, New York 10001, by registered, certified or express mail, and provide us with a brief biographical sketch of the recommended candidate, a document indicating the recommended candidate’s willingness to serve if elected, and evidence of the stock ownership of the person recommending such candidate. The nominating and corporate governance committee or its chair will then consider the recommended director candidate in accordance with the same criteria applied to other director candidates, including those described in our corporate governance guidelines and the charter of the nominating and corporate governance committee, each of which is available on the Company’s investor relations website.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our named executive officers. Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers, for Blade’s fiscal year ended September 30, 2021, were:
•Robert S. Wiesenthal, Chief Executive Officer;
•Melissa M. Tomkiel, President and General Counsel; and
•William A. Heyburn, Chief Financial Officer and Head of Corporate Development.
The compensation committee of the Board sets our executive compensation philosophy and oversees compensation and benefits programs. The compensation committee oversees and determines the compensation of the Chief Executive Officer and other executive officers. The compensation committee has the authority to establish the compensation mix it believes is appropriate for each named executive officer, as well as any performance measures, goals, targets and business objectives that may be applicable with respect to any component of such compensation mix. The compensation committee determines the benefits and severance arrangements, if any, that we make available to executive officers.

Summary Compensation Table
The following table provides summary information concerning compensation earned by our named executive officers for services rendered during the fiscal years ended September 30, 2021 and 2020, respectively.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards	All Other Compensation(2)	Total Compensation
Robert S. Wiesenthal	2021	$390,683	$2,739,047	$—	$41,584	$3,171,314
Chief Executive Officer	2020	$350,000	$—	$202,021	$3,137	$555,158
Melissa M. Tomkiel	2021	$312,500	$3,334,938	$—	$140	$3,647,578
President and General Counsel	2020	$275,000	$—	$86,107	$—	$361,107
William A. Heyburn	2021	$243,811	$3,053,805	$—	$1,038	$3,298,654
Chief Financial Officer and Head of Corporate Development	2020	$200,000	$—	$57,756	$60	$257,816
__________
(1)Amounts shown reflect the grant date fair value of restricted stock units and shares of restricted stock awarded, as calculated under the Financial Accounting Standards Board’s Accounting Codification Topic 718 (“ASC Topic 718”).
(2)Amounts shown represent the value of air and car transportation on Blade services.
Narrative Disclosure to Summary Compensation Table
Agreements with Named Executive Officers
Mr. Wiesenthal’s offer letter from the Company, dated September 1, 2015, generally provides for at-will employment, an initial annual base salary of $34,125 (subject to periodic review by our Board of Directors) (Mr. Wiesenthal's current annual base salary is $500,000), reimbursement of reasonable business expenses in accordance with Company policies, and a gross-up for any qualified business expense reimbursement that is deemed includable in Mr. Wiesenthal’s taxable income.
Ms. Tomkiel’s letter agreement with the Company, dated July 1, 2019, generally provides for at-will employment and an annual base salary of $275,000 effective as of July 1, 2019 (Ms. Tomkiel's current annual base salary is $425,000).
Additionally, as a condition of employment, each of our named executive officers has entered into our standard at will employment, confidential information, invention assignment and arbitration agreement, which includes the following restrictive covenants: (i) perpetual confidentiality and non-disclosure; (ii) 12-month post-termination non-competition; (iii) 12-month post-termination non-solicitation of customers and non-interference with franchisees, joint ventures, suppliers, vendors or contractors; and (iv) 12-month post-termination non-solicitation and no-hire of employees.
Base Salary

We provide each named executive officer with a base salary for the services that the executive officer performs for us. Base salaries were initially set at the time each named executive officer commenced employment with us and are reviewed annually. The compensation committee of the Board, in setting future salary determinations, will take into account a range of factors, which may include some or all of the following: the named executive officer’s position, responsibilities associated with that position, length of service, experience, expertise, knowledge and qualifications; market factors; the industry in which we operate and compete; recruitment and retention factors; the named executive officer’s individual compensation history; salary levels of the other members of our executive team and similarly situated executives at comparable companies; and our overall compensation philosophy. On August 12, 2021, the compensation committee of the Board increased the base salaries of our named executive officers to the amounts set forth in the table immediately below. Such salaries for the fiscal year ended September 30, 2021, became effective July 1, 2021.

Name and Principal Position	2020 Salary	2021 Salary
Robert S. Wiesenthal	$350,000	$500,000
Chief Executive Officer
Melissa M. Tomkiel	$275,000	$425,000
President and General Counsel
William A. Heyburn	$200,000	$375,000
Chief Financial Officer and Head of Corporate Development
Annual Bonus

The compensation committee did not establish an annual cash incentive program for our executive officers in the fiscal years ended September 30, 2020 and September 30, 2021.
Equity Awards
December 2020 Restricted Stock Grants

In December 2020, our Board approved awards of restricted stock under the 2015 Plan to certain employees, including our named executive officers (the “December Approval”). Pursuant to the December Approval, Mr. Wiesenthal was granted a total of 64,428 shares of restricted stock, Ms. Tomkiel was granted 221,925 shares of restricted stock, and Mr. Heyburn was granted a total of 218,402 shares of restricted stock. These awards of restricted stock vested on December 14, 2021.

Vesting of Stock Options

All unvested stock options held by our named executive officers vested in connection with the Closing.

August 2021 Restricted Stock Unit Grants

On August 13, 2021, our Board of Directors approved awards of restricted stock units to certain employees, including our named executive officers (the “August Approval”). Pursuant to the August Approval, Mr. Wiesenthal was granted a total of 295,871 restricted stock units, Ms. Tomkiel was granted a total of 157,583 restricted stock units, and Mr. Heyburn was granted a total of 122,851 restricted stock units. Two-thirds of these restricted stock units (rounded down to the nearest whole number) will vest on July 1, 2023, and the remaining restricted stock units will vest on July 1, 2024, in each case, subject to the applicable named executive officer’s continued employment through such date.

2021 Omnibus Incentive Plan

We maintain the 2021 Omnibus Incentive Plan (the “Incentive Plan”), which provides a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our shares of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders.

Eligible participants are any (i) individual employed by the Company or any of its subsidiaries and affiliates, collectively referred to as the “Company Group,” except that no employee covered by a collective bargaining agreement will be eligible to receive awards under the Incentive Plan unless and to the extent that such eligibility is set forth in such collective bargaining agreement or a related agreement; (ii) director or officer of any member of the Company Group; or (iii) consultant or advisor to any member of the Company Group who may be offered securities registrable pursuant to a registration statement on Form S-8 under the Securities Act, who, in the case of each of clauses (i) through (iii) above, has entered into an award agreement or who has received written notification from the Committee (as defined below) or its designee that they have been selected to participate in the Incentive Plan.

The Incentive Plan is administered by the compensation committee of the Board or a subcommittee of such compensation committee to which it has properly delegated power, or if no such committee or subcommittee exists, our Board (such administering body and its authorized designee(s), the “Committee”).

The Incentive Plan provides that the total number of shares of the Company's common stock that may be issued under the Incentive Plan is 9,306,968, or the “Absolute Share Limit,” except that the Absolute Share Limit will be increased (A) on the first day of each fiscal year after our 2021 fiscal year in an amount equal to the least of (x) 4,125,000 shares of the Company's common stock, (y) 5.0% of the total number of shares of the Company's common stock outstanding on the last day of the immediately preceding fiscal year, and (z) a lower number of shares of the Company's common stock as determined by our Board and (B) for any shares of the Company's common stock underlying awards outstanding under the Fly Blade, Inc. 2015 Equity Incentive Plan, or the “2015 Plan,” that, on or after the Closing Date, expire or are cancelled, forfeited, terminated, or otherwise are not issued (e.g., due to settlement in cash). The maximum number of shares of the Company's common stock for which incentive stock options may be granted is equal to the Absolute Share Limit. Except for Substitute Awards (as described below), to the extent that an award (or an award under the 2015 Plan) expires or is cancelled, forfeited, terminated, settled in cash, or otherwise is settled without issuance to the participant of the full number of shares of the Company's common stock to which the award (or an award under the 2015 Plan) related, the unissued shares will again be available for grant under the Incentive Plan. Shares of the Company's common stock withheld in payment of the exercise price, or taxes relating to an award (or an award under the 2015 Plan), and shares equal to the number of shares surrendered in payment of any exercise price, or taxes relating to an award, shall be deemed to constitute shares not issued; except that such shares will not become available for issuance if either: (i) the applicable shares are withheld or surrendered following the termination of the Incentive Plan or (ii) at the time the applicable shares are withheld or surrendered, it would constitute a material revision of the Incentive Plan subject to stockholder approval under any then-applicable rules of the national securities exchange on which the Company's common stock is listed. No award may be granted under the Incentive Plan after the tenth anniversary of the closing date of the Merger, but awards granted before then may extend beyond that date. Awards may, in the sole discretion of the Committee, be granted in assumption of, or in substitution for, outstanding awards previously granted by an entity directly or indirectly acquired by Company or with which Company combines, or Substitute Awards, and such Substitute Awards will not be counted against the Absolute Share Limit, except that Substitute Awards intended to qualify as “incentive stock options” will count against the limit on incentive stock options described above.

2015 Equity Incentive Plan

Prior to the Closing, we made grants to service providers under the 2015 Plan. The 2015 Plan permitted the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, and restricted stock units. No new grants can be made under the 2015 Plan following the adoption of the Incentive Plan. As of September 30, 2021, there were 8,978,185 options and 684,937 shares of restricted stock and restricted stock units under the 2015 Plan.

Outstanding Equity Awards at September 30, 2021
The following table provides information regarding outstanding equity awards made to our named executive officers as of September 30, 2021.

		Option Awards(1)			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units or Rights That Have Not Vested ($)(4)
Robert S. Wiesenthal	8/13/2021 (2)				295,871	3,077,058
	12/14/2020 (3)				64,428	670,051
	11/16/2018	2,428,700	0.18	11/16/2028
	9/1/2015	282,470	0.18	9/1/2025
	4/10/2015	2,475,225	0.18	4/10/2025
Melissa M. Tomkiel	8/13/2021 (2)				157,583	1,638,863
	12/14/2020 (3)				221,925	2,308,020
	7/28/2020	617,962	0.18	7/28/2030
	7/11/2019	40,040	0.18	7/11/2029
	11/16/2018	116,481	0.18	11/16/2028
	6/27/2017	186,361	0.18	6/27/2027
	4/10/2015	285,837	0.18	4/10/2025
William A. Heyburn	8/13/2021 (2)				122,851	1,277,650
	12/14/2020 (3)				218,402	2,271,381
	7/28/2020	441,397	0.18	7/28/2030
	7/11/2019	182,002	0.18	7/11/2029
	11/16/2018	13,688	0.18	11/16/2028
__________
(1)All of the options listed on this table that had not previously vested in accordance with their terms, vested upon the Closing.
(2)Two-thirds of these restricted stock units (rounded down to the nearest whole number) will vest on July 1, 2023, and the remaining restricted stock units will vest on July 1, 2024, in each case, subject to the executive’s continued employment through such date.
(3)These awards of restricted stock vested on December 14, 2021.
(4)These values were calculated based on the closing price of shares of common stock on September 30, 2021, which was $10.40.
Director Compensation

For the year ended September 30, 2021, we paid the following compensation and granted the following equity awards to our non-employee directors for their service on the Board. Our directors are also reimbursed for reasonable travel and related expenses associated with attendance at Board or committee meetings.

On December 14, 2020, Mr. Lerer was granted a total of 50,960 shares of restricted stock under the 2015 Plan. This award of restricted stock vested on December 14, 2021. Additionally, in August 2021, the Board granted restricted stock units to each of its directors, in the amounts, and subject to the vesting terms, set forth in the below Director Compensation table. The Board also approved cash fees, subject to vesting, to four of its directors, as set forth in the below Director Compensation table. Lastly, Mr. Lerer was granted $50,000 of credits for Blade flights, subject to the vesting terms described in the footnotes to the Director Compensation table.

The following table provides information regarding compensation earned by our directors for services rendered during the year ended September 30, 2021.

Name	Fees Paid in Cash		Stock Awards(1)		All Other Compensation(2)	Total
Eric Affeldt	$25,000	(5)(6)	$323,708	(7)	$—	$348,708
Jane Garvey	$—		$393,070	(8)	$—	$393,070
Kenneth Lerer	$12,500	(9)	$833,308	(10)	$16,631	$862,439
Susan Lyne	$6,250	(11)	$369,954	(12)	$—	$376,204
Edward Philip	$—		$393,070	(13)	$—	$393,070
David Zaslav (3)	$12,500	(14)	$323,708	(15)	$2,895	$339,103
Reginald Love (4)	$—		$—		$—	$—
__________
(1)Amounts shown reflect the aggregate grant date fair value of restricted stock units and shares of restricted stock awarded in the fiscal year ended September 30, 2021, as calculated under the Financial Accounting Standards Board’s ASC Topic 718.
(2)Amounts shown represent the value of air and car transportation on Blade services.
(3)Mr. Zaslav resigned from the Board on September 22, 2021.
(4)Reginald Love was appointed to the Board on September 22, 2021. He did not receive any compensation for service on the Board for the fiscal year ended September 30, 2021.
(5)$50,000 cash retainer, for service as the chairman of the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the cash becomes 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Affeldt’s continued service with the Company through the applicable vesting date or the end of his term. Amount shown in table is the amount that was earned in the fiscal year ended September 30, 2021.
(6)$50,000 cash retainer, for service on the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the cash becomes 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Affeldt’s continued service with the Company through the applicable vesting date or the end of his term. Amount shown in table is the amount that was earned in the fiscal year ended September 30, 2021.
(7)32,159 restricted stock units, for service as an inaugural member of the Board following the Closing, granted August 12, 2021, subject to: (i) Mr. Affeldt’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of his term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 12,863 restricted stock units, for service on the Board, granted August 12, 2021 subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Affeldt’s continued service to the Company through the applicable vesting date or the end of his term.
(8)32,159 restricted stock units for service as an inaugural member of the Board following the Closing, granted August 12, 2021, subject to: (i) Ms. Garvey’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of her term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 19,295 restricted stock units, for service on the Board, granted August 12, 2021, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Ms. Garvey’s continued service with the Company through the applicable vesting date or the end of her term. An additional 3,215 restricted stock units, for service as chair of the nominating and corporate governance committee of the Board, granted August 12, 2021, for service as chair of the nominating and corporate governance committee of the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case Ms. Garvey’s continued service with the Company through the applicable vesting date or the end of her term.
(9)Mr. Lerer is entitled to $50,000 of credits for Blade flights, which he decided to accept from the Company in lieu of a cash retainer. Such amounts are to be used in accordance with the Company’s policy on flights for members of the Board, subject to the following vesting schedule: 25% to become vested and available every three months, measured from May 7, 2021, such that the credits become 100% vested on May 7, 2022, subject in each case to his continued service with the Company through the applicable vesting date or the end of his term. Amount shown in table is the amount that was earned in the fiscal year ended September 30, 2021.
(10)32,159 restricted stock units, for service as an inaugural member of the Board following the Closing, granted August 12, 2021, subject to: (i) Mr. Lerer’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of his term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 12,863 restricted stock units, for service on the Board, granted August 12, 2021, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Lerer’s continued service with the Company through the applicable vesting date or the end of his term. An additional 50,960 shares of restricted stock under the 2015 Plan, granted on December 14, 2020, which vested on December 14, 2021.
(11)$25,000 cash retainer, for service as chair of the compensation committee of the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the cash becomes 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Ms. Lyne’s continued service with the Company through the applicable vesting date or the end of her term. Amount shown in table is the amount that was earned in the fiscal year ended September 30, 2021.
(12)32,159 restricted stock units, for service as an inaugural member of the Board following the Closing, granted August 12, 2021, subject to: (i) Ms. Lyne’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of her term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 19,295 restricted stock units, for service on the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to her continued service with the Company through the applicable vesting date or the end of her term.

(13)32,159 restricted stock units, for service as an inaugural member of the Board following the Closing, granted August 12, 2021, subject to: (i) Mr. Philip’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of his term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 19,295 restricted stock units, for service on the Board, granted August 12, 2021, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Philip’s continued service with the Company through the applicable vesting date or the end of his term. 3,215 restricted stock units, granted August 12, 2021, for service as chair of the audit committee of the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Philip’s continued service with the Company through the applicable vesting date or the end of his term.
(14)Mr. Zaslav was eligible to earn $50,000 cash, for service on the Board. Amount shown in table is the amount that was earned by Mr. Zaslav prior to his resignation from the Board.
(15)Mr. Zaslav was awarded 32,159 restricted stock units on August 12, 2021, for service as an inaugural member of the Board following the Closing, subject to: (i) Mr. Zaslav’s continued service to the Company through the earlier of: (A) May 7, 2023 or (B) the end of his term and (ii) the following vesting schedule: 100% to become vested on May 7, 2023. An additional 12,863 restricted stock units were granted on August 12, 2021, for service on the Board, subject to the following vesting schedule: 25% to become vested every three months, measured from May 7, 2021, such that the restricted stock units become 100% vested on the one-year anniversary of May 7, 2021, subject in each case to Mr. Zaslav’s continued service to the Company through the applicable vesting date or the end of his term. The Board approved the continued vesting of such restricted stock units (and removed the continued service requirement) in connection with his resignation from the Board.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
The following table sets forth information known to Blade regarding the beneficial ownership of our common stock as of December 6, 2021 by:
•each person who is known by Blade to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of our common stock;
•each current executive officer and director of Blade; and
•all current executive officers and directors of Blade, as a group.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. The beneficial ownership percentages set forth in the table below are based on 70,552,827 shares of our common stock issued and outstanding as of December 6, 2021. Except as specified below, the table below excludes an aggregate of 22,807,596 shares of our common stock issuable upon the exercise of any vested Blade Options or the exercise of Warrants.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock(2)
5% Stockholders:
Experience Sponsor LLC(3)	13,880,000	18.4%
Robert S. Wiesenthal(4)	10,108,983	13.3%
HG Vora Capital Management, LLC(5)	7,876,453	11.2%
Ark Investment Management, LLC(6)	7,021,803	10.0%
Colony Capital, Inc.(7)	5,153,835	7.3%
Executive Officers and Directors:
Eric Affeldt(8)(9)	16,431	*%
Jane Garvey	11,255	*%
Kenneth Lerer(10)	1,241,780	1.8%
Susan Lyne	9,647	*%
Reginald Love	—	—%
Edward Philip(9)	11,255	*%
Robert S. Wiesenthal(4)	10,108,983	13.3%
William A. Heyburn(11)	935,489	1.3%
Melissa M. Tomkiel(12)	1,495,937	2.1%
All directors and executive officers as a group (11 individuals)(13)	14,351,300	18.4%
__________
*Indicates less than 1 percent.
(1)Unless otherwise noted, the business address for each executive officer and director of Blade is 499 East 34th Street, New York, NY 10016.
(2)The beneficial ownership of Blade as of December 6, 2021 is based on shares of common stock outstanding as of such date plus, with respect to each beneficial owner, the number of shares of common stock such person had the right to acquire within 60 days of December 6, 2021.
(3)Includes 6,875,000 shares of common stock and Private Placement Warrants exercisable for 5,000,000 shares of common stock held directly by Experience Sponsor LLC. Also includes 2,005,000 shares of common stock held directly by Steele ExpCo Holdings, LLC. Steele ExpCo Holdings, LLC, a Delaware limited liability company, is the managing member and 100% owner of Experience Sponsor LLC. KSL Capital Partners V GP, LLC, a Delaware limited liability company, is the managing member of Steele ExpCo Holdings, LLC. Eric Charles Resnick is the managing member of KSL Capital Partners V GP, LLC. As such, KSL Capital Partners V GP, LLC and Mr. Resnick may be deemed to have or share voting and dispositive power of the securities held directly by Steele ExpCo Holdings LLC. In addition, Steele ExpCo Holdings, LLC, KSL Capital Partners V GP, LLC and Mr. Resnick may be deemed to have or share voting and dispositive power of the stock held directly by Experience Sponsor LLC. Mr. Resnick disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in such shares, directly or indirectly. The address for each entity is c/o KSL Capital Partners, 100 St. Paul Street, Suite 800, Denver, Colorado 80206.
(4)Interests shown consist of 4,922,588 shares of common stock and vested Blade Options exercisable for an aggregate of 5,186,395 shares of common stock.
(5)Solely based on information in a Schedule 13G/A filed with the SEC on June 10, 2021 by HG Vora Capital Management, LLC. The Schedule 13G/A indicates that as of May 31, 2021, HG Vora Capital Management, LLC was the beneficial owner of 7,876,453 shares of our common stock, with sole voting power and dispositive power as to all of such shares. The business address for this investor is 330 Madison Avenue, 20th floor, New York, NY 10017.
(6)Solely based on information in a Schedule 13G filed with the SEC on November 9, 2021 by ARK Investment Management, LLC. The Schedule 13G indicates that as of October 31, 2021, ARK Investment Management, LLC was the beneficial owner of 7,021,803 shares of our common stock, with sole voting power and dispositive power as to all of such shares. The business address for this investor is 3 East 28th Street, 7th Floor, New York, NY 10016.
(7)Solely based on information in a Schedule 13D filed with the SEC on May 19, 2021 by Colony Capital, Inc., Colony Capital Operating Company, LLC, CFI RE Holdco, LLC, ColPE Blade Holdco, LLC, and ColPE Blade Investor, LLC. The Schedule 13D indicates that as of May 7, 2021, ColPE Blade Investor, LLC directly held 5,153,835 shares of common stock. The Schedule 13D indicates that Colony Capital Operating Company, LLC is the sole managing member of CFI RE Holdco, LLC, which is the sole managing member of ColPE Blade Holdco, LLC, which is the sole managing member of ColPE Blade Investor, LLC. The business address for Colony Capital, Inc. is 750 Park of Commerce Drive, Suite 210, Boca Raton, Florida 33487.

(8)Interests shown consist of 6,431 shares of common stock held directly by Mr. Affeldt and 10,000 shares of common stock held directly by the Eric L Affeldt Living Trust, for which Mr. Affeldt serves as the trustee.
(9)Messrs. Affeldt, Witherow, Pastor and Philip each have an economic interest (or deemed economic interest) in shares of common stock and/or Private Placement Warrants through their respective ownership of membership interests in Experience Sponsor LLC, but do not beneficially own any shares of common stock or Private Placement Warrants. The indirect ownership interest via Experience Sponsor LLC is reflected solely under the rows for Experience Sponsor LLC. The economic interests (or deemed economic interests) of these individuals in the common stock and/or Private Placement Warrants held by Experience Sponsor LLC are as shown below:

	Class A Common Stock	Private Placement Warrants
Eric Affeldt	605,250	350,000
Brian C. Witherow	50,000	—
Rafael Pastor	50,000	—
Edward Philip	50,000	—
(10)Interests shown consist of: 57,391 shares of common stock held by Mr. Lerer, 111,500 shares of common stock held by Lerer Investments II LLC, 373,988 shares of common stock held by Lerer Hippeau Ventures Select Fund, LP and 698,901 shares of common stock held by Lerer Hippeau Ventures V, LP. Mr. Lerer, who is a member of the Board, is the Managing Member of each of the investors, and may be deemed to beneficially own all of the shares of common stock held by Lerer Investments II LLC, Lerer Hippeau Ventures Select Fund, LP and Lerer Hippeau Ventures V, LP. The business address for Mr. Lerer and Lerer Investments II is c/o Andersen Tax, 1177 6th Ave, 18th Floor, New York, NY 10036, and the business address for Lerer Hippeau Ventures Select Fund, LP and Lerer Hippeau Ventures V, LP is 100 Crosby Street, Suite 201, New York, NY 10012.
(11)Interests shown consist of 298,402 shares of common stock held and 637,087 shares of common stock issuable upon the exercise of vested Blade Options.
(12)Interests shown consist of 249,225 shares of common stock held and 1,246,712 shares of common stock issuable upon the exercise of vested Blade Options.
(13)Interests shown consist of 6,771,502 shares of common stock held and 7,579,798 shares of common stock issuable upon the exercise of vested Blade Options.
Item 13. Certain Relationships and Related Transactions and Director Independence
Blade Related Party Transactions
Ross Aviation

In January 2021, Old Blade entered into an agreement with Ross Aviation, which is an affiliate of KSL Capital Partners, to launch air commuter service between the Westchester/Connecticut area and New York City. Blade and Ross Aviation also agreed to work together to mutually develop plans for a vertiport in Westchester and to offer Blade services at Ross Aviation locations in Massachusetts and California. KSL Capital Partners is an affiliate of Experience Sponsor LLC. There were no monetary transactions between the parties in the year ended September 30, 2021.
Amended and Restated Investor Rights Agreement

On January 30, 2018, Old Blade entered into an investor rights agreement which grants registration rights, right of first refusal and information rights, among other things, to certain holders of its capital stock,including (i) Robert S. Wiesenthal, Blade’s Chief Executive Officer, (ii) ColPE Blade Investor, LLC and Just Blade, LLC (the “Colony Investors”), holders of 20% of Blade Stock, (iii) Snickers Holdings LLC(“Snickers”), which is affiliated with our former director David Zaslav and (iv) Lerer Hippeau Ventures V, LP, Lerer Hippeau Ventures Select Fund, LP and Lerer Investments II LLC (the “Lerer Entities”), each of which is affiliated with director Kenneth Lerer. This agreement terminated in connection with the Closing of the Transactions.

Amended and Restated Right of First Refusal Co-Sale Agreement

On January 30, 2018, Old Blade entered into an amended and restated right of first refusal and co-sale agreement (the “ROFR Agreement”) whereby it has the right to purchase shares of Blade capital stock which certain stockholders propose to sell to other parties. Certain holders of Blade capital stock, including (i) Robert S. Wiesenthal, our Chief Executive Officer, (ii) the Colony Investors, holders of 20% of Blade Stock, (iii) Snickers, which is affiliated with our former director

David Zaslav and (iv) the Lerer Entities, each of which is affiliated with director Kenneth Lerer, have rights of first refusal and co-sale under the ROFR Agreement. The ROFR Agreement terminated in connection with the Closing of the Transactions.
Amended and Restated Voting Agreement

On January 30, 2018, Old Blade entered into the Blade Voting Agreement, pursuant to which certain holders of its capital stock, including (i) Robert S. Wiesenthal, Blade’s Chief Executive Officer, (ii) the Colony Investors, holders of 20% of Blade Stock, (iii) Snickers, which is affiliated with our former director David Zaslav and (iv) the Lerer Entities, each of which is affiliated with director Kenneth Lerer, have agreed to vote their shares of our capital stock on certain matters, and including with respect to the election of directors. This agreement terminated in connection with the Closing of the Transactions.
Non-Competition Agreement

On March 8, 2019, Old Blade entered into an non-competition agreement and contract for certain air charter services with Underhill Holdings, LLC (“Underhill”), an entity in which with Ms. Tomkiel, the President and General Counsel of Blade, held a 20% interest. The rates charged by Underhill for these air charter services are comparable to those that could be obtained in an arm’s-length transaction with an unrelated third party. On January 21, 2021, Ms. Tomkiel and Underhill entered into an agreement under which one half of Ms. Tomkiel’s interest was immediately transferred back to Underhill and under which pursuant to the satisfaction of certain conditions by Underhill, Ms. Tomkiel’s interest will be fully transferred to Underhill. On April 8, 2021, those conditions were satisfied and Ms. Tomkiel’s remaining interest was transferred to Underhill. In connection with these air charter services, Blade paid Underhill approximately $0.8 million for the period from October 1, 2020 to April 8, 2021, and $2.4 million and $5.4 million for each of the fiscal years 2020 and 2019, respectively.
EIC Related Party Transactions

Eric Affeldt and Edward Philip, two of our directors, and Rafael Pastor and Brian Witherow, two of EIC’s directors prior to the Closing, each hold economic interests in Experience Sponsor LLC. See “Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report for more information about this interest with respect to Messrs. Affeldt and Philip. In addition, Charlie Martin, Michael Mohapp and Martin Newburger, each officers or directors of EIC prior to the Closing, are employed by an affiliate of KSL Capital Partners but did not receive any compensation for their services as an officer or director, as applicable, of EIC.

Private Placement Warrants

In September 2019, Experience Sponsor LLC purchased an aggregate of 5,000,000 Private Placement Warrants from EIC at a price of $1.50 per warrant for an aggregate purchase price of $7,500,000 in a private placement that closed simultaneously with the closing of the EIC IPO. Each Private Placement Warrant entitled the holder upon exercise to purchase one share of EIC Class A common stock at a price of $11.50 per share, subject to adjustment.

Investor Rights Agreement

In December 2020, in connection with the execution of the Merger Agreement, EIC entered into the Investor Rights Agreement with Experience Sponsor LLC and certain stockholders of Old Blade, including Robert Wiesenthal and other current and former executive officers of Blade.

Pursuant to the Investor Rights Agreement, certain parties agreed, subject to certain exceptions, not to sell, transfer, pledge or otherwise dispose of shares of Class A common stock or certain warrants to purchase shares of Class A common stock or warrants to purchase shares of Class A common stock they received in connection with the Transactions or otherwise beneficially own as of the closing of the merger for the following time periods after the closing date of the merger: (a) in the case of ColPE Blade Investor, LLC and Just Blade, LLC, one year, and (b) in the case of all other Old Blade stockholders party to the Investor Rights Agreement, 180 days. Additionally, following certain underwritten offerings of Blade’s equity securities, such parties will also agree to a customary market stand off period not to exceed 90 days.

Pursuant to the Investor Rights Agreement, the Company agreed to provide to each of Experience Sponsor LLC and Robert Wiesenthal “demand” registration rights and to provide to certain other parties customary “piggyback” registration rights on registered offerings of equity securities of Blade and certain other registration rights, subject to customary cut-back provisions. The Investor Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Pursuant to the Investor Rights Agreement, the Company filed a shelf registration statement in respect of the equity securities held by certain parties to the Investor Rights Agreement and will use reasonable best efforts to maintain or, in the event it ceases to be effective, replace such shelf registration statement until such parties have sold all eligible equity securities of the Company beneficially owned by such parties as of the closing of the merger.

PIPE Investment

Concurrently with the execution and delivery of the Merger Agreement, EIC entered into the PIPE Subscription Agreements with respect to the PIPE Investment. Pursuant to the PIPE Subscription Agreements, certain accredited investors, including an affiliate of Experience Sponsor LLC, purchased 12,500,000 shares of Class A common stock at a purchase price per share of $10.00 and an aggregate purchase price of $125,000,000. The PIPE Investment closed concurrently with the Closing of the merger. As part of the PIPE Investment, Steele ExpCo purchased 2,005,000 shares of Class A common stock for $20,050,000. Based on the closing price per share of Class A common stock on April 1, 2021, the shares of Class A common stock to be purchased by Steele ExpCo as part of the PIPE Investment had an aggregate market value of approximately $21.1 million.

Director Independence
Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of Eric Affeldt, Jane Garvey, Kenneth Lerer, Susan Lyne, Reginald Love and Edward Philip is an independent director under the Nasdaq listing rules and that all of such persons are also independent under Rule 10A-3 of the Exchange Act, except Mr. Affeldt. In making these determinations, the Board considered the current and prior relationships that each non-employee director has and will have with Blade and all other facts and circumstances that the Board deems relevant in determining independence.
Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees incurred for Marcum LLP (“Marcum”), our independent registered accounting firm for the fiscal years ended September 30, 2021 and 2020. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2021	2020
Audit Fees	$379,000	$242,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$379,000	$242,000

Audit fees. Consist of fees incurred for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements. The 2020 fees include audit fees for 2019 audit opinion in connection with our registration statements.
Audit-related fees. There were no fees billed by Marcum for professional services rendered for audit-related services for the years ended September 30, 2021 and 2020.

Tax fees. There were no fees billed by Marcum for tax fees for the years ended September 30, 2021 and 2020.
All other fees. There were no fees billed by Marcum for professional services rendered for other compliance purposes for the years ended September 30, 2021 and 2020.
The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by Marcum in 2021 and 2020 consistent with the Board’s responsibility for engaging Blade’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with Marcum maintaining its independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Blade Air Mobility, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blade Air Mobility, Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2020.
Melville, NY
December 20, 2021

BLADE AIR MOBILITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,952	$12,162
Restricted cash	630	114
Accounts receivable	3,765	1,092
Short term investments (cost: 2021-$297,472; 2020-$0)	297,175	—
Prepaid expenses and other current assets	5,925	1,011
Total current assets	314,447	14,379

Non-current assets:
Property and equipment, net	1,958	1,759
Investment in joint venture	200	200
Intangible assets, net	12,644	533
Goodwill	13,271	—
Operating right-of-use asset	654	737
Other non-current assets	220	107
Total assets	$343,394	$17,715

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,446	$776
Deferred revenue	4,654	3,973
Operating lease liability, current	431	430
Note payable	—	1,165
Total current liabilities	9,531	6,344

Non-current liabilities:
Warrant liability	42,217	—
Operating lease liability, long-term	222	291
Deferred tax liability	195	—
Total liabilities	52,165	6,635

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at September 30, 2021 and 2020. No shares issued and outstanding at September 30, 2021 and 2020.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 70,096,401 and 25,268,848 shares issued at September 30, 2021 and 2020, respectively	7	3
Additional paid in capital	368,709	48,215
Accumulated other comprehensive loss	(297)	—
Accumulated deficit	(77,190)	(37,138)
Total stockholders' equity	291,229	11,080
Total Liabilities and Stockholders' Equity	$343,394	$17,715
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended September 30,
	2021	2020	2019
Revenues	$50,526	$23,434	$31,196

Operating expenses:
Cost of revenue	39,721	21,107	26,497
Software development	1,514	861	751
General and administrative	29,922	9,292	10,476
Selling and marketing	3,462	2,533	5,013
Total operating expenses	74,619	33,793	42,737

Loss from operations	(24,093)	(10,359)	(11,541)

Other non-operating (expense) income:
Change in fair value of warrant liabilities	(18,331)	—	—
Recapitalization costs attributable to warrant liabilities	(1,731)	—	—
Interest income, net	460	199	703
Total other non-operating (expense) income	(19,602)	199	703

Loss before income taxes	(43,695)	(10,160)	(10,838)

Income tax benefit	(3,643)	—	—

Net loss	$(40,052)	$(10,160)	$(10,838)

Weighted average shares outstanding, basic and diluted	42,883,615	25,210,559	25,135,632

Net loss per share, basic and diluted	$(0.93)	$(0.40)	$(0.43)
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Years Ended September 30,
	2021	2020	2019

Net loss	$(40,052)	$(10,160)	$(10,838)
Other comprehensive loss:
Net unrealized investment losses	(297)	—	—
Comprehensive loss	$(40,349)	$(10,160)	$(10,838)
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2018	28,203,115	$3	$48,961	$—	$(16,140)	$(1,684)	$31,140
Cancellation of Treasury stock	(3,227,074)		(1,684)			1,684	—
Stock option exercise	227,309		116				116
Stock-based compensation			317				317
Comprehensive loss:
Net loss					(10,838)		(10,838)
Balance at September 30, 2019	25,203,350	$3	$47,710	$—	$(26,978)	$—	$20,735
Stock option exercise	65,498		15				15
Stock-based compensation			490				490
Comprehensive loss:
Net loss					(10,160)		(10,160)
Balance at September 30, 2020	25,268,848	$3	$48,215	$—	$(37,138)	$—	$11,080
Issuance of restricted stock	790,497						—
Stock option exercise	765,046		144				144
Stock-based compensation - restricted stock			8,608				8,608
Stock-based compensation - stock options			1,013				1,013
Shares withheld for employee taxes	(6,011)		(52)				(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	30,778,021	3	191,148				191,151
Shares issued in PIPE, net of issuance costs	12,500,000	1	119,633				119,634
Comprehensive loss:
Net loss					(40,052)		(40,052)
Other comprehensive loss				(297)			(297)
Balance at September 30, 2021	70,096,401	$7	$368,709	$(297)	$(77,190)	$—	$291,229
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended September 30,
	2021	2020	2019
Cash Flows From Operating Activities:
Net loss	$(40,052)	$(10,160)	$(10,838)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	596	526	472
Stock-based compensation	9,621	490	317
Change in fair value of warrant liabilities	18,331	—	—
Merger costs	1,731	—	—
Deferred tax benefit	(3,643)	—	—
Loss on sale of property and equipment	—	—	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,314)	(346)	(315)
Accounts receivable	(414)	(591)	(165)
Other non-current assets	(119)	17	(93)
Operating lease assets/liabilities	3	11	(27)
Accounts payable and accrued expenses	1,963	(1,410)	(402)
Deferred revenue	681	645	721
Other	1	—	—
Net cash used in operating activities	(15,615)	(10,818)	(10,302)

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	(23,065)	—	—
Purchase of domain name	(504)	—	—
Purchase of customer list	—	—	(250)
Investment in joint venture	—	—	(200)
Purchase of property and equipment	(297)	(377)	(604)
Purchase of short-term investments	(308,772)	—	—
Proceeds from sale of short-term investments	11,300	—	—
Net cash used in investing activities	(321,338)	(377)	(1,054)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	144	15	116
Taxes paid related to net share settlement of equity awards	(52)	—	—
Proceeds from note payable	—	1,165	—
Repayment of note payable	(1,165)	—	—
Proceeds from recapitalization of EIC, net of issuance costs	213,698	—	—
Proceeds from sale of common stock in PIPE, net of issuance costs	119,634	—	—
Net cash provided by financing activities	332,259	1,180	116

Net decrease in cash and cash equivalents and restricted cash	(4,694)	(10,015)	(11,240)
Cash and cash equivalents and restricted cash - beginning	12,276	22,291	33,531
Cash and cash equivalents and restricted cash - ending	$7,582	$12,276	$22,291

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$6,952	$12,162	$22,177
Restricted cash	630	114	114
Total	$7,582	$12,276	$22,291

Supplemental cash flow information
Cash paid for:
Interest	$12	$—	$—
Income Taxes	$—	$—	$—

Non-cash investing and financing activities
Adoption of new leases under ASC 842 entered into during the period	$13	$788	$512
Initial measurement of net assets assumed in the recapitalization of EIC:
Prepaid expenses and other current assets	$90	$—	$—
Accounts payable and accrued expenses	$(482)	$—	$—
Warrant liability	$(23,886)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States. Blade’s platform utilizes a technology-powered, asset-light business model. Blade provides transportation to its customers through a network of contracted aircraft operators. Blade does not own, lease, or operate its own aircraft.
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation formed on December 22, 2014, (“Old Blade”) consummated transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into Old Blade (the “Merger”), with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the Merger Agreement (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. See Note 3 for additional information.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include the allowance for doubtful accounts, the carrying value of long-lived assets, the carrying value of intangible assets, revenue recognition, contingencies, the provision for income taxes and related deferred tax accounts, and the fair value of stock options and other stock-based awards.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.
Going Concern
As of September 30, 2021, the Company had net working capital of $304,916, including cash and cash equivalents of $6,952. The Company had net losses of $40,052, $10,160 and $10,838 for the years ended September 30, 2021, 2020 and 2019, respectively.
The Company expects to continue to incur net losses in the short term as it continues to execute on its strategic initiatives. Based on the Company’s current liquidity, the Company believes that no additional capital will be needed to execute its current business plan over the next 12 months from the date of issuance of these financial statements.
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
For passenger revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. The Company initially records flight sales in its unearned revenue, deferring revenue recognition until the travel occurs. Unearned revenue from customer credit and gift card purchases is recognized as revenue when a flight is flown or upon the expiration of the gift card. Unearned revenue from the Company’s monthly commuter pass and annual pass is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

MediMobility Organ Transport are purchased through our Flier Relations associates and paid for principally via checks and wires. Jet flights are purchased through our app and our Flier Relations associates and paid for principally via credit card and wire. Jet charter payments are typically collected at the time of booking, while MediMobility payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized as the service is completed.
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2021 and 2020, the Company's contract liability balance is $4,654 and $3,973, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits, and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flight costs. The Company recognizes revenue for expired customer credits and gift cards upon expiration. The table below presents a roll forward of the contract liability balance:

	For the Years Ended September 30,
	2021	2020
Balance, beginning of period	$3,973	$3,328
Additions	50,301	23,792
Revenue recognized	(49,620)	(23,147)
Balance, end of period	$4,654	$3,973
For the year ended September 30, 2021, the Company recognized $2,858 of revenue that was included in the contract liability balance as of October 1, 2020. For the year ended September 30, 2020, the Company recognized $1,754 of revenue that was included in the contract liability balance as of October 1, 2019.

Certain governmental taxes are imposed on the Company's flight sales through a fee included in flight prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its third and fourth quarter (ended on June 30 and September 30, respectively) financial results have reflected higher travel demand and were better than the first and second quarter financial results.
Blade operates in three key lines of business:
•Short Distance – Consisting primarily of flights: (i) between 60 and 100 miles in distance, largely servicing commuters with prices between $595 and $795 per seat and (ii) between New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
•MediMobility Organ Transport and Jet – Consisting of transportation of human organs for transplant, non-medical jet charter and, by-the-seat, jet flights between New York and both Miami and Aspen.
•Other – Consists principally of revenues from ground transportation services and brand partners for exposure to Blade fliers.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Disaggregated revenue by product line was as follows:

	For the Years Ended September 30,
	2021	2020	2019
Product Line(1):
Short Distance	$22,253	$9,466	$26,040
MediMobility Organ Transport and Jet	26,346	13,476	5,071
Other	1,927	492	85
Total Revenue	$50,526	$23,434	$31,196
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Cost of Revenue
Cost of revenue consists principally of flight costs paid to operators of aircraft under contractual arrangements with Blade and landing fees.
Software Development Costs for Internal Use
Costs incurred for the development of the Company’s internal use software are expensed as incurred.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff salaries and stock-based compensation, marketing expenses, and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $1,889, $878 and $1,776 for the years ended September 30, 2021, 2020 and 2019, respectively.

General and Administrative

General and administrative expenses principally include personnel costs, stock-based compensation, facility fees, credit card processing fees, and professional fees.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s common stock, expected volatility, dividend rate, risk free interest rate, and the expected life. The Company utilized a third party to determine the fair value of the Company’s common stock. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company recognizes forfeitures at the time the forfeiture occurs.
Restricted stock awards are granted at the discretion of the Company’s Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service period.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of September 30, 2021, the company has no unrecognized tax benefits. See Note 10 for additional information.
Net Loss per Common Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options, restricted shares, and warrants.
For the years ended September 30, 2021, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of September 30,
	2021	2020	2019
Warrants to purchase shares of common stock	14,166,666	—	—
Options to purchase shares of common stock	8,978,185	9,859,674	8,575,335
Restricted shares of common stock	2,137,132	—	—
Total potentially dilutive securities	25,281,983	9,859,674	8,575,335
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
Short-Term Investments
Short-term investments consist of highly-liquid investments available for sale. As of September 30, 2021, short-term investments consisted of available-for-sale, traded, debt securities funds, which are recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive loss,” unless unrealized losses are determined

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s consolidated balance sheet. These short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient.
Accounts Receivable
Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment. Receivables are reviewed on a regular basis for collectability. Based upon these reviews and historical collection experience, the Company determined that no allowance for uncollectible accounts was required as of September 30, 2021 and 2020.
Prepaid Expenses and Other Current Assets

Prepaid expenses includes prepaid insurance, the costs of which are amortized on a straight-line basis over the related coverage periods, prepaid marketing supplies and prepayments to aircraft operators, which are expensed based upon usage or flight time. Included within prepaid expenses and other current assets are prepaid marketing supplies in the amounts of $547 and $512 as of September 30, 2021 and 2020, respectively.

Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

		As of September 30,
	Useful Life (in years)	2021	2020
Furniture and fixtures	5	$497	$437
Technology equipment	3	282	182
Leasehold improvements	Shorter of useful life or life of lease	2,380	2,215
Vehicles	5	239	5
Total property and equipment, gross		3,398	2,839
Less: Accumulated depreciation and amortization		(1,440)	(1,080)
Total property and equipment, net		$1,958	$1,759

For the years ended September 30, 2021, 2020 and 2019, the Company recorded depreciation and amortization expense for property and equipment of $353, $336 and $289, respectively.

Acquisitions

The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations” (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 4 for additional information.

Joint Venture
Investments in joint arrangements are classified as joint ventures. Joint ventures are accounted for using the equity method. When the Company’s investment in the joint venture does not qualify for accounting under the equity method because the

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Company does not have sufficient control or influence, then, except as provided for below, the investment in the joint venture would be accounted for at fair value.
Specifically, ASC 321-10-35-2 states, in part, that an entity may measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value in accordance with paragraph 820-10-35-59 at its cost minus impairment, if any. As such, Blade has recorded its investment in the joint venture at cost less impairment, if any. See Note 5 for additional information.

Intangibles Assets, Net

The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset may be impaired. Research and development costs are expensed as incurred. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in general and administrative expenses on the Company’s consolidated statement of operations. See Note 6 for additional information.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as a customer list and trademarks. Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There were no impairment charges during the years ended September 30, 2021, 2020 and 2019. As of September 30, 2021, the Company determined that long-lived assets were not impaired.

Goodwill

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of September 30, 2021 and concluded that goodwill was not impaired.

Leases

Leases are recorded on the balance sheet as “right-of-use” assets and lease liabilities. Leases are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses.” As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. See Note 7 for additional information.

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
of professional judgment, is conducted at the time of warrant issuance and as of each subsequent, quarterly, period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Notes 13 and 14 for additional information.

Concentrations
Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.
Major Customers
For the years ended September 30, 2021, 2020 and 2019, there was no single customer that generated 10% or more of the Company’s revenue.
Most of the Company’s customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment, along with receivables from credit card processors. None of these customers have 10% or more of accounts receivable as of September 30, 2021, and three customers accounted for 36%, 29% and 10%, respectively, of accounts receivable as of September 30, 2020.
Major Vendors
Two vendors accounted for 12% and 12%, respectively, of the Company’s purchases from operating vendors for the year ended September 30, 2021. For the year ended September 30, 2020, one vendor accounted for 12% of the Company’s purchases from operating vendors. For the year ended September 30, 2019, three vendors accounted for 15%, 15% and 11%, respectively, of the Company’s purchases from operating vendors.
Two vendors accounted for 17% and 13% of the Company’s outstanding accounts payable as of September 30, 2021. One vendor accounted for 26% of the Company’s outstanding accounts payable as of September 30, 2020.
Recently Issued Accounting Pronouncements - Not Adopted
In December 2019, FASB issued ASU 2019-12, Simplification of Income Taxes (Topic 740) Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2019-12 on the Company’s financial statements and disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options,(“ASC 470-20”), that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.
Note 3 – Merger Agreement
On May 7, 2021, the Merger between Old Blade and EIC was consummated. Pursuant to the Merger Agreement, at the closing date of the Merger, the outstanding shares of Old Blade common stock and preferred stock were cancelled and converted into (a) 10,024,296 shares of Blade common stock for each outstanding share of Old Blade common stock, including shares that were subject to vesting conditions outstanding as of the closing date, (b) 16,101,172 shares of Blade common stock for each outstanding share of Old Blade Series Seed Preferred Stock, Old Blade Series A Preferred Stock, and Old Blade Series B Preferred Stock, outstanding as of the closing date (collectively, the “Old Blade Preferred Stock” and together with the Old Blade Common Stock, the “Old Blade Stock”), and/or (c) 9,689,826 options to purchase a number of shares of Blade common stock at an exercise price calculated pursuant to the Merger Agreement for each option to acquire Old Blade Common Stock outstanding as of the closing date (each, a “Blade Option”), as calculated pursuant to the Merger Agreement.
The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, EIC is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Old Blade having the ability to appoint a majority of the initial board of the combined entity, Old Blade's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Blade comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Blade issuing shares for the net assets of EIC, accompanied by a recapitalization. The net assets of EIC was stated at historical cost, with no goodwill or other intangible assets recorded. The historical statements of the combined entity prior to the Merger are presented as those of Old Blade.
The Company’s net assets acquired through the consummation of the Merger consisted of:

Cash, net of recapitalization costs	$213,698
Prepaid expenses and other current assets	90
Accounts payable and accrued expenses	(482)
Warrant liability	(23,886)
Net assets acquired	$189,420
Of the total recapitalization costs incurred of $27,150, $25,419 were allocated to equity and $1,731 were allocated to the warrant liabilities and charged to other expenses on the Company’s consolidated statement of operations.
The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC IPO (whether they were purchased in the EIC IPO or thereafter in the open market), which are exercisable for an aggregate of 9,166,666 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to Experience Sponsor LLC in a private placement simultaneously with the closing of the EIC IPO, which are exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
On May 7, 2021, simultaneous with the closing of the Merger, the Company completed a PIPE financing whereby the Company received $125,000 gross proceeds ($119,634 net of transaction costs) in exchange for 12,500,000 shares of common stock.
Note 4 – Acquisitions
Acquisition of Trinity Air Medical, Inc. ("Trinity")

On September 15, 2021, the Company acquired 100% of the equity interests in Trinity, a nationwide, multi-modal organ logistics and transportation company. Trinity is a wholly-owned subsidiary of the Company and the results of Trinity for the period from September 16, 2021 (“acquisition date”) to September 30, 2021 are included in the MediMobility Organ Transport and Jet line of business.

The total purchase consideration included $23,065 in cash paid at closing. Acquisition costs of $272 were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2021. In addition, potential earn-out payments may be made contingent upon Trinity’s achievement of certain EBITDA targets over a three-year period. The earn-out is calculated and paid annually in arrears and is the product of a multiple (12, 6 and 3 for the years 2021, 2022 and 2023, respectively) and the difference between the calculated year actual EBITDA and the contractual target EBITDA. The sellers are eligible for the earn-out only while employed with the Company, therefore, the earn-out is considered a compensation and will be recognized as an expense when incurred. At least 70% of the payment have to be made in cash.

Trinity Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included identified intangible assets of $11,850. At the time of acquisition, the Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, that amounted to $13,271, which is not deductible for tax purposes. The value of the components within goodwill included expected revenue and cost synergies, the business model, technology capabilities, new customers, and key personnel.

The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. The purchase price of the Trinity acquisition was allocated on a preliminary basis as follows:

Accounts receivable	$2,259
Prepaid expenses and other current assets	510
Property and equipment	256
Identifiable Intangible assets	11,850
Operating lease right-of-use assets	348
Total identifiable assets acquired	15,223
Accounts payable	1,230
Operating lease liability	361
Deferred tax liability	3,838
Total liabilities assumed	5,429
Net assets acquired	9,794
Goodwill	13,271
Total consideration	$23,065

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Estimated Useful Life	Fair Value
Customer list	10 years	$10,600
Trademark	6 years	1,000
Developed technology	3 years	250
Total intangible assets		$11,850

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

The fair value of the customer list and trademark was determined using the income approach. In the income approach, the fair value of an asset is based on the expected receipt of future economic benefits such as earnings and cash inflows from current sales projections and estimated costs over the estimated contractual relationship period. Indications of value were developed by discounting these benefits to their present value.

The fair value of the developed technology was determined using the replacement cost approach. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the seller’s expected profit margin in the market and any opportunity costs lost over the period to reconstruct the substitute asset.
Unaudited Pro Forma Information

The following unaudited pro forma financial information presents what our results would have been had Trinity been acquired on October 1, 2019. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the Trinity acquisition actually occurred at the beginning of fiscal year 2020 or of the results of our future operations of the consolidated business.

	For the Year Ended September 30,
	2021	2020
	(Unaudited)
Revenue	$69,485	$39,032
Net loss (excluding Trinity's nonrecurring items)	(44,344)	(7,354)

The pro forma financial information includes adjustments to net loss to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from October 1, 2019.
Note 5 – Investment in Joint Venture
On March 24, 2019, and as amended on February 25, 2020, the Company entered into a joint venture agreement and a license agreement (the “First Amended Joint Venture and License Agreements”) with Hunch Ventures and Investments Private Limited, a private limited company incorporated under the laws of India (“Hunch”) and FlyBlade India Private Limited, a company incorporated and validly existing under the provisions of the Companies Act, 2013 (“FlyBlade India”), whereby the Company and Hunch initially invested $200 for 10% interest and $1,800 for 90% interest, respectively, for undertaking the business of FlyBlade India. Subsequently, upon the issuance of additional shares to Hunch in exchange for additional investment by Hunch, the Company’s interest fell below 10%. Pursuant to the First Amended Joint Venture and License Agreements, the Company and Hunch agreed to establish FlyBlade India as a joint venture and support it in carrying on the business operations. The Company agreed to provide the licensed IP support related to the software developed for short distance aviation services along with its trademarks in exchange for quarterly royalty payments of four percent (4)% of Gross Revenue for the period where Gross Revenue was up to $10,000 in a calendar year, quarterly royalty payments of three percent (3)% on Gross Revenue in excess of $10,000 and up to $40,000 in a calendar year, and quarterly royalty payments of one and a half percent (1.5)% on Gross Revenue exceeding $40,000 (collectively, the "Royalties") in a calendar year. In addition to the Royalties, the Company could receive three percent (3)% of FlyBlade India’s profits before tax in each year that FlyBlade India attained a minimum of $3,500 in annual profits before income tax. Hunch

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
agreed to provide support in carrying out the day to day operations, including the implementation of the business plan and hiring of personnel, ensuring compliance with local requirements, and assisting with legal arrangements as needed by the business. For the years ended September 30, 2021, 2020 and 2019, the Company recorded royalty revenue of $28, $0 and $0, respectively, under this arrangement.
In accordance with the First Amended Joint Venture and License Agreements, FlyBlade India was permitted to have a total of five directors, three of which were permitted to be appointed by Hunch and provided that Blade held at least a 10% interest, a single director was permitted to be appointed by the Company. Based upon Blade having less than ten percent (10)% interest on September 30, 2021, Blade held no board seat and lacked the power to appoint members of the FlyBlade India executive management team. As such, the Company is viewed as having minimal influence and control over FlyBlade India.
The Company determined that it does not control the joint venture and therefore was not required to consolidate. In addition, Blade does not have sufficient control to influence, and as such, the equity method is not appropriate. The investment should be recorded at fair value. However, the Company elected the practicability exception to fair value measurement because the equity security does not have a readily determinable fair value. Accordingly, the Company has recorded the investment at cost less impairment if any. Based upon a qualitative assessment, the Company has determined that the investment should not be impaired. Qualitative considerations included an evaluation of the COVID-19 pandemic delays to the start-up of flight operations in India. Both Hunch and Blade remain committed to the venture and discussions are underway with third parties to raise the next round of equity capital for the joint venture. As such, no impairment was warranted as of September 30, 2021.
As of September 30, 2021 and 2020, other non-current assets included amounts due from Blade India of $113 and $73, respectively.
Note 6 – Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill are as follows:

Goodwill balance, September 30, 2020	$—
Acquisitions(1)	13,271
Goodwill balance, September 30, 2021	$13,271
__________
(1) Represents the goodwill associated with the Trinity acquisition. See Note 4 for additional information.

Purchase of Blade Domain
On December 16, 2020, the Company purchased the website domain “Blade.com” for $504 in cash. Blade has recorded the purchase of the domain as an indefinite lived intangible asset, subject to impairment testing at least annually. As of September 30, 2021, the Company did not deem impairment of its website domain necessary.
Intangible Assets
The following table presents information about the Company's intangible assets as of September 30:

		2021			2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer list(1)	5-10 years	$11,542	$(645)	$10,897	$942	$(414)	$528
Domain name	Indefinite	504	—	504	—	—	—
Trademarks(1)	6-10 years	1,006	(9)	997	6	(1)	5
Developed technology(1)	3 years	250	(4)	246	—	—	—
Total		$13,302	$(658)	$12,644	$948	$(415)	$533

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
__________
(1) Includes intangible assets acquired associated with the Trinity acquisition. See Note 4 for additional information.
For the years ended September 30, 2021, 2020 and 2019, amortization of its finite-lived intangible assets was $243, $190 and $183, respectively.
As of September 30, 2021, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended September 30,
2022	$1,499
2023	$1,462
2024	$1,309
2025	$1,227
2026	$1,227
Note 7 – Right-of-Use Asset and Operating Lease Liability
The Company has entered into operating leases consisting principally of its airport and heliport terminals.
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
Balance sheet information related to the Company’s leases is presented below:

	As of September 30,
	2021	2020
Operating leases:
Operating right-of-use asset	$654	$737
Operating lease liability, current	431	430
Operating lease liability, long term	222	291
The following provides details of the Company’s lease expense:

	For the Years Ended September 30,
	2021	2020	2019
Lease cost:
Short-term lease cost	$161	$60	$340
Operating lease cost	455	421	109
Total	$616	$481	$449

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Other information related to leases is presented below:

As of September 30,
2021
Weighted-average discount rate – operating lease	5.00%
Weighted-average remaining lease term – operating lease (in months)	21
As of September 30, 2021, the expected annual minimum lease payments for the Company’s operating lease liabilities are as follows:

For the Year Ended September 30,
2022	$425
2023	193
2024	66
Total future minimum lease payments, undiscounted	684
Less: Imputed interest for leases in excess of one year	(31)
Present value of future minimum lease payments	$653
Note 8 – Note Payable
On April 8, 2020, the Company entered into a note evidencing an unsecured loan (“PPP Loan”) in the principal amount of $1,165 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan is administered by the U.S. Small Business Administration, and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bore interest at a fixed interest rate of zero point ninety-eight (0.98)% percent per year and would have matured in 2 years after the issuance date. Payment of interest was deferred through September 2021.
The proceeds of the PPP Loan were eligible to be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments and interest payments on other debt obligations that were incurred before February 15, 2021. The PPP Loan was guaranteed by the United States Small Business Administration (“SBA”). On May 7, 2021, the Company repaid the PPP Loan in full.
For the years ended September 30, 2021 and 2020, the Company recorded interest expense on the PPP Loan of $12 and $0, respectively, which is included in “Interest income, net” on the Company’s consolidated statement of operations.
Note 9 – Stock-Based Compensation
Option Awards
On December 14, 2020, the Board of Directors granted an option for the purchase of 10,920 shares of the Company’s common stock to an employee of the Company. The option, which was granted under the Company’s 2015 Equity Incentive Plan, had an exercise price of $10.01 per share and a term of 10 years. The option had a grant date fair value of $60, where 25% of the shares vest one year from the grant date, with the remaining 75% vesting in successive equal monthly installments thereafter over 36 months.
Option Award Valuation Assumptions
The Company determined the fair value of stock options granted based upon the assumptions as provided below:

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Year Ended September 30,
	2021	2020	2019
Stock price	$10.00	$0.18	$0.61-$0.66
Exercise price	$10.01	$0.18	$0.61-$0.66
Dividend yield	0%	0%	0%
Expected volatility	60%	60%	60%
Risk-Free interest rate	0.63%	0.14%-0.44%	1.88%-2.99%
Expected life (in years)	6.08	2.4-6.08	5.48-6.08
Stock Option Modification
Stock options granted under the 2015 Equity Incentive Plan vest over a period of time as previously determined by the Board of Directors, subject to the option holder’s continuous service through each applicable vesting date. Under the options agreements, consummation of the Merger would not automatically cause the vesting of options under the 2015 Equity Incentive Plan. However, on December 14, 2020, the Board provided that the vesting of all outstanding options that were granted before December 14, 2020, under the 2015 Equity Incentive Plan that are held by current employees or other service providers, would be accelerated upon the consummation of the Merger Agreement. Accordingly, stock options to purchase an aggregate of 2,684,026 shares of common stock became vested immediately under this modification. Under ASC 718, the Company treated this event as a modification of these stock option awards. The Company determined that the increase in fair value of the stock options was immaterial, and as such, no additional cost was recognized.
Stock Option Awards
The following is a summary of stock option activities for the year ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – October 1, 2020	9,859,674	$0.19	$0.20	6.8	$—
Granted	10,920	10.01	5.49
Exercised	(765,046)	0.21	0.22
Forfeited	(127,363)	1.09	0.12
Outstanding – September 30, 2021	8,978,185	$0.19	$0.20	5.7	$91,699
Exercisable as of September 30, 2021	8,978,185	$0.19	$0.20	5.7	$91,699
For the years ended September 30, 2021, 2020 and 2019, the Company recorded $1,013, $490 and $317, respectively, in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of September 30, 2021, $0 of stock-based compensation costs related to stock options remains subject to amortization.
Restricted Stock
On December 14, 2020, the Company granted an aggregate of 739,537 shares of the Company’s restricted stock to various employees, officers, directors, consultants, and service providers under the 2015 Equity Incentive Plan and 50,960 shares of the Company’s restricted stock to a director outside the 2015 Equity Incentive Plan. During the fourth quarter ended September 30, 2021, the Company granted an aggregate of 1,517,881 shares of the Company's restricted stock unit to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – October 1, 2020	—	$—	—	$—
Granted	790,497	10.00	1,517,881	7.54
Vested	(105,560)	10.00	(49,686)	7.73
Forfeited	—	—	(16,000)	8.02
Non-vested – September 30, 2021	684,937	$10.00	1,452,195	$7.61
For the years ended September 30, 2021, 2020 and 2019, the Company recorded $8,608, $0 and $0, respectively, in restricted stock compensation expense. As of September 30, 2021, unamortized stock-based compensation costs related to restricted share arrangements was $10,609 and will be recognized over a weighted average period of 1.96 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock in the consolidated statements of operations is summarized as follows:

	For the Years Ended September 30,
	2021	2020	2019
Software development	$499	$29	$35
General and administrative	8,887	461	270
Selling and marketing	235	—	12
Total stock-based compensation expense	$9,621	$490	$317
Note 10 – Income Taxes

The Company follows the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The provision (benefit) for income taxes is comprised of the following components:

	For the Years Ended September 30,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	(2,701)	—	—
State	(942)	—	—
Total deferred	(3,643)	—	—
Total income tax benefit	$(3,643)	$—	$—

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended September 30,
	2021	2020	2019
Tax at federal statutory rate	(21.00)%	(21.00)%	(21.00)%
State and local tax	—%	(5.40)%	(9.30)%
Non-deductible stock compensation	(0.02)%	0.30%	0.30%
Warrant liability	9.65%	—%	—%
Non-deductible expenses	1.22%	0.70%	0.70%
Change in deferred tax rate	—%	0.30%	—%
Other	0.43%	—%	—%
Change in valuation allowance	18.06%	25.10%	29.30%
Effective tax rate	8.34%	0.00%	0.00%

The Company’s deferred tax assets/(liabilities) consist of the following:

	As of September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$13,668	$9,769
Stock-based compensation	2,136	231
Research and development credits	205	—
Amortization of intangibles	—	71
Other	184	—
Total deferred tax assets	16,193	10,071

Deferred tax liabilities:
Property and equipment	(405)	(29)
481(a) Adjustment	(368)	—
Amortization of intangibles	(3,148)	—
Total deferred tax liabilities	(3,921)	(29)
Total gross deferred tax assets/(liabilities)	12,272	10,042

Less: Valuation allowance	(12,467)	(10,042)
Deferred tax assets/(liabilities), net of valuation allowance	$(195)	$—

As of September 30, 2021, the Company has a valuation allowance of approximately $12,500 against the net deferred tax assets, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. As of September 30, 2021 and 2020, based upon the consideration of such evidence, management believes a full valuation allowance against net deferred tax assets is warranted.

The valuation allowance recorded by the Company as of September 30, 2021 resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
As of September 30, 2021, the Company has a net deferred tax liability, due to what is referred to as a “naked credit.” The naked credit exist when a deferred tax liability can only be offset up to 80% by NOLs generated in tax years ending September 30, 2019 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of September 30, 2021 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

Further, as of September 30, 2021, the Company has approximately $47,000 of federal and $62,600 of state and local net operating loss carryforwards. The federal, state and city net operating losses begin to expire in the year 2035. Federal net operating losses for tax years years beginning after December 31, 2017 do not expire. The Company has approximately $33,000 of federal net operating losses that with an indefinite life.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study and has determined multiple "changes in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, did occur in December 2017, February 2018, and May 2021.

Accordingly, approximately $44,000 of the Company's NOL carryforwards are subject to limitation. Based on the Company having undergone multiple ownership changes throughout its history, these NOLs are subject to limitation at varying rates each year. In total, approximately $47,000 of NOLs can be utilized in the future, after considering that $4,400 of NOLs are not subject to limitation and $1,500 expected to expire unused, has already been eliminated from the total. In addition, approximately $112 of R&D Credits are expected to expire unused. The deferred tax assets associated with the attributes that will expire without utilization have not been included within the deferred tax asset table listed above. There are approximately $16,600 of NOLs available to offset taxable income as of September 30, 2021. By September 30, 2022, $42,200 of NOLs will be available, with NOLs continuing to become available through September 30, 2038.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, among other provisions. The provision for income taxes of the Company were not materially impacted by the act. The Company will continue to assess the impact of the CARES Act and other legislation going forward.

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Where the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded no tax benefits. As of September 30, 2021, the Company has no unrecognized tax benefits.

The Company files tax returns in the U.S. federal and various state and local jurisdictions and is subject to examination by tax authorities. The Company has reported net operating losses dating back to inception. When a taxpayer applies a net operating loss, the IRS may examine records and other evidence from the year when the loss occurred, even when it is outside the three-year statute of limitations. Thus, the Company is subject to U.S. federal income tax examinations for all years.
Note 11 – Related Party Transactions
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

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Ms. Tomkiel’s interest was immediately transferred back to Underhill and under which pursuant to the satisfaction of certain conditions by Underhill, Ms. Tomkiel’s interest would be fully transferred to Underhill. On April 8, 2021, those conditions were satisfied and Ms. Tomkiel’s remaining interest was transferred to Underhill.

The Company paid Underhill approximately $751 for the period from October 1, 2020 to April 8, 2021, and $2,400 and $5,400 for each of the years ended September 30, 2020 and 2019, respectively, for air charter services.
Note 12 – Commitments and Contingencies
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
As of September 30, 2021, the Company has a remaining unfulfilled obligation for the years ended September 30, 2022, 2023 and 2024 under agreements with operators to purchase flights with an aggregate value of approximately $4,539, $1,128 and $8,328, respectively. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ended September 30, 2022, 2023 and 2024 with an aggregate value of approximately $264, $1,128 and $8,328, respectively. In addition, obligations with a value of $7,200 for the year ended 2024 could be terminated by Blade for convenience upon 60 days notice.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on the results of operations, financial condition, or cash flows. As of September 30, 2021, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject, and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
On February 9, 2021, an individual complaint, captioned Digennaro v. Experience Investment Corp., et al. (No. 020921-104), was filed in New York state court. The complaint names EIC; its Chief Executive Officer, Mr. Eric Affeldt; and its directors, Mr. Martin J. Newburger, Mr. Brian C. Witherow, Mr. Rafael Pastor, and Mr. Edward Philip. Additionally, the complaint names Experience Merger Sub, Inc. and Blade Urban Air Mobility, Inc as defendants. The complaint asserts claims for breach of fiduciary duty against EIC’s CEO and directors and aiding and abetting breach of fiduciary against the entities in connection with alleged material misstatements and omissions made in the Company's Form S-4, filed January 29, 2021. The complaint seeks, inter alia, injunctive relief enjoining or rescinding the Transaction, injunctive relief directing the filing of an amended registration statement, and damages. On May 18, 2021, this complaint was voluntarily dismissed.
On April 1, 2021, Shoreline Aviation, Inc. filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleges, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal, and Melissa Tomkiel (together the “Blade Defendants”). Claims against the Blade Defendants relate to the May 2018 Asset Purchase Agreement between Blade and Sound Aircraft Flight Enterprises, Inc. (“SAFE”) and Cindy Herbst, pursuant to which Blade purchased SAFE’s complete customer list, including names, contact information, and customer flight histories. The complaint demands compensatory and consequential damages in excess of

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
$13 million relating to the claims against the Blade Defendants, as well as punitive damages, certain equitable remedies, interest and attorneys’ fees and costs. The Company believes the outcome would not result in a material contingency.
As of September 30, 2021, the Company has not accrued a reserve for any contingencies related to the above legal proceedings.
Note 13 – Warrant Liabilities
Warrants — Public Warrants, as defined in Note 3, may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2025 or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock, issuable upon such warrant exercise, has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. On June 7, 2021, the Company's Form S-1 registering the shares issuable upon exercise of the warrants was declared effective by the SEC.
Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Warrants for Shares of Common Stock — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price equal to a number of shares of common stock to be determined, based on the redemption date and the fair market value of the Company’s common stock;
•upon a minimum of 30 days’ prior written notice of redemption;
•if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if, and only if, there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.
If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger, or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net-cash settle the warrants.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
The Private Placement Warrants, as defined in Note 3, are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note 14 – Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and for non-financial assets and liabilities that are remeasured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company had no warrant liabilities outstanding as of September 30, 2020.

	Level	September 30, 2021
Warrant liabilities – Public Warrants	1	$27,317
Warrant liabilities – Private Warrants	2	14,900
Fair value of aggregate warrant liabilities as of September 30, 2021		$42,217
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” on the Company’s consolidated balance sheets. The warrant liabilities are measured at fair value upon assumption and on a recurring basis, with changes in fair value presented within “Change in fair value of warrant liabilities” in the consolidated statements of operations.
The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. Prior to the consummation of the Merger with EIC and recapitalization of Blade, EIC had previously valued the Private Warrants using Level 3 of the fair value hierarchy. At the Closing Date and at September 30, 2021, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

Blade Air Mobility, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of October 1, 2020	$—	$—	$—
Assumption of warrants in recapitalization	15,456	8,430	23,886
Change in fair value of warrant liabilities	11,861	6,470	18,331
Fair value as of September 30, 2021	$27,317	$14,900	$42,217
Note 15 – COVID-19 Risks and Uncertainties
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
As a result of this decline, we paused our New York airport service from March 2020 through June 2021. Additionally, we significantly reduced the number of Northeast commuter flights we offered in the typically high-demand summer season during 2020. However, we began to see a recovery in the Northeast commuter demand in Summer 2021. Despite the reduction in volume, our cost of revenue on a per flight basis for both 2020 and 2021 remained generally consistent compared to 2019 for our by-the-seat routes. Despite the decline in our Short Distance business, we have seen increased demand for our MediMobility Organ Transport and Jet services during the pandemic. We implemented new measures to focus on the personal safety of our air and ground passengers during the pandemic, which did not materially increase our costs.
On April 8, 2020, we received a loan in the principal amount of approximately $1.2 million through the Paycheck Protection Program under the CARES Act, which we used to help sustain our employee payroll costs and rent. On May 7, 2021, we repaid the PPP Loan in full.
While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport. Additionally, we have seen recovering demand on our other short-distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our short-distance products and postpone our ability to resume paused services or launch planned route expansions.
Note 16 – Subsequent Events
In November 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. ("Helijet"), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12,000.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1(3)	Specimen Class A Common Stock Certificate of Blade Air Mobility, Inc.
4.2(3)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(4)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
10.1(6)	Investor Rights Agreement, dated as of December 14, 2020
10.2(6)	Sponsor Letter Agreement, dated as of December 14, 2020
10.3(6)	Form of Support Agreement
10.4(6)	Form of PIPE Subscription Agreement
10.5(6)	Fly Blade, Inc. Amended and Restated Investors’ Rights Agreement, dated January 30, 2018
10.6(6)	Fly Blade, Inc. Amended and Restated Right of First Refusal Co-Sale Agreement, dated January 30, 2018
10.7(6)	Fly Blade, Inc. Amended and Restated Voting Agreement, dated January 30, 2018
10.8(6)	Fly Blade, Inc. 2015 Equity Incentive Plan
10.9(6)	Form of 2021 Omnibus Incentive Plan (attached to the proxy statement/prospectus/consent solicitation statement as Annex E)
10.10(3)	Form of Director and Officer Indemnification Agreement
10.11(3)	Form of Lockup Agreement (Employee)
10.12(3)	Form of Lockup Agreement (Non-Employee Option Holder)
10.13(3)	Form of Lockup Agreement (Non-Employee Stockholder)
10.14(5)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan.
10.15(7)	Purchase and Sale Agreement, dated as of September 2, 2021, among Blade Urban Air Mobility, Inc., the Target Companies, the Sellers and the Seller Members party thereto
10.16(6)	Joint Venture Agreement, dated as of March 24,2019, by and among Hunch Ventures and Investments Private Limited, Blade US, LLC, and FlyBlade India Private Limited
10.17(6)	First Amendment to Joint Venture Agreement, dated as of February 25, 2020, by and among Hunch Ventures and Investments Private Limited, LLC, and Blade US, LLC, and FlyBlade India Private Limited
10.18(6)	License Agreement, dated March 24, 2019, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.19(6)	First Amendment to License Agreement, dated February 25, 2020, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.20(6)	First Use Agreement, dated April 30, 2015, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.21(6)	Second Use Agreement, dated January 28, 2016, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.22(6)	Amended Use Agreement, dated June 1, 2017, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.23(6)	Restrictive Covenant Agreement, dated June 1, 2017, by and among Air Pegasus Heliport, Inc., Fly Blade, Inc. and Rob Wiesenthal.
10.24(6)	Asset Purchase Agreement, dated May 2018, by and among Fly Blade, Inc., Sound Aircraft Flight Enterprises, Inc. and Cindy Herbst.
10.25(6)	Airport Lease and Operating Agreement, dated June 29, 2018, by and between the Town of Nantucket, acting by and through the Nantucket Memorial Airport Commission, and Fly Blade, Inc.
10.26(6)
Office Agreement, dated September 12, 2018, by and between Blade Urban Air Mobility, Inc. and White Plains Aviation Partners LLC (d/b/a Million Air) (as amended by the Lease Amendment dated December 23, 2019).

10.27(6)	Office Lease, dated November 6, 2019, by and between Turnberry Airport Holdings, LLC and Blade Urban Air Mobility, Inc.
10.28(6)	License Agreement, dated December 1, 2019, by and between Macquarie Aviation North America 2, Inc. (d/b/a Atlantic Aviation Metroport) and Blade Air Mobility, Inc.
10.29(6)	Note dated April 8, 2020, by and between Fly Blade, Inc. and J.P. Morgan Chase Bank, N.A.

10.30(3)	Strategic Alliance Agreement, dated January 7, 2021,by and between BLADE Urban Air Mobility, Inc.and Ross Aviation Operations, LLC.
10.31*	Blade Air Mobility, Inc. Change in Control Severance Plan and Summary Plan Description
10.32*	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020
(2)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021
(3)	Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021
(4)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019
(5)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 16, 2021
(6)	Incorporated by reference to our Form S-4 (file number 001-39046) filed on January 29, 2021
(7)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 2, 2021
Item 16. Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.
December 20, 2021

	By:	/s/ Robert S. Wiesenthal
Robert S. Wiesenthal
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Robert S. Wiesenthal and Melissa M. Tomkiel, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Wiesenthal	Chief Executive Officer and Director	December 20, 2021
Robert Wiesenthal	(Principal Executive Officer)

/s/ William A. Heyburn	Chief Financial Officer	December 20, 2021
William A. Heyburn	(Principal Financial Officer)

/s/ Amir M. Cohen	Chief Accounting Officer	December 20, 2021
Amir M. Cohen	(Principal Accounting Officer)

/s/ Eric Affeldt	Chairman of the Board	December 20, 2021
Eric Affeldt

/s/ Jane Garvey	Director	December 20, 2021
Jane Garvey

/s/ Kenneth Lerer	Director	December 20, 2021
Kenneth Lerer

/s/ Reginald Love	Director	December 20, 2021
Reginald Love

/s/ Susan Lyne	Director	December 20, 2021
Susan Lyne

/s/ Edward Philip	Director	December 20, 2021
Edward Philip