Form 10-QT
period 2021-12-31
Blade Air Mobility, Inc.
filed 2022-02-10
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from October 1, 2021 to December 31, 2021
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

499 East 34th Street New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
Former Fiscal Year: September 30
(Former name, former address and former fiscal year, if changed since last report)
Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2022, there were 70,764,099 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
December 31, 2021 and September 30, 2021
(in thousands, except share and per share data)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$2,595	$6,952
Restricted cash	630	630
Accounts receivable	5,548	3,765
Short-term investments (cost: December 31, 2021 - $280,263; September 30, 2021 - $297,472)	279,374	297,175
Prepaid expenses and other current assets	6,798	5,925
Total current assets	294,945	314,447

Non-current assets:
Property and equipment, net	2,045	1,958
Investment in joint venture	200	200
Intangible assets, net	24,421	12,644
Goodwill	13,328	13,271
Operating right-of-use asset	713	654
Other non-current assets	232	220
Total assets	$335,884	$343,394

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,369	$4,446
Deferred revenue	5,976	4,654
Operating lease liability, current	438	431
Total current liabilities	12,783	9,531

Non-current liabilities:
Warrant liability	31,308	42,217
Operating lease liability, long-term	278	222
Deferred tax liability	144	195
Total liabilities	44,513	52,165

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at December 31, 2021 and September 30, 2021. No shares issued and outstanding at December 31, 2021 and September 30, 2021.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 70,667,381 and 70,096,401 shares issued at December 31, 2021 and September 30, 2021, respectively.	7	7
Additional paid in capital	368,680	368,709
Accumulated other comprehensive loss	(898)	(297)
Accumulated deficit	(76,418)	(77,190)
Total stockholders' equity	291,371	291,229

Total Liabilities and Stockholders' Equity	$335,884	$343,394
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2021 and 2020
(in thousands, except share and per share data)

	Three Months Ended December 31,
	2021	2020
Revenue	$24,618	$7,986

Operating expenses
Cost of revenue(1)	20,638	6,367
Software development	649	186
General and administrative(1)	12,330	3,366
Selling and marketing	1,537	435
Total operating expenses	35,154	10,354

Loss from operations	(10,536)	(2,368)

Other non-operating income
Change in fair value of warrant liabilities	10,909	—
Interest income, net	290	7
Total other non-operating income	11,199	7

Income (loss) before income taxes	663	(2,361)

Income tax benefit	(109)	—

Net income (loss)	$772	$(2,361)

Net income (loss) per share:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	69,759,411	25,285,053
Diluted	77,684,893	25,285,053
__________
(1) Prior period amounts have been updated to conform to current period presentation.
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended December 31, 2021 and 2020
(in thousands)

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$772	$(2,361)
Other comprehensive loss:
Net unrealized investment losses	(592)	—
Foreign currency translation adjustments for the period	(9)	—
Comprehensive income (loss)	$171	$(2,361)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended December 31, 2021 and 2020
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares Amount

Balance at October 1, 2021	70,096,401	$7	$368,709	$(297)	$(77,190)	$291,229
Issuance of common stock upon exercise of stock options	893,509		161			161
Issuance of common stock upon settlement of restricted stock units	51,848
Stock-based compensation - restricted stock			2,931			2,931
Shares withheld related to net share settlement	(374,377)		(3,121)			(3,121)
Comprehensive income:
Net income					772	772
Other comprehensive loss				(601)		(601)
Balance at December 31, 2021	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371

Balance at October 1, 2020	25,268,848	$3	$48,215	$—	$(37,138)	$11,080
Issuance of restricted stock	790,497
Issuance of common stock upon exercise of stock options	10,617		2			2
Stock-based compensation - restricted stock			1,027			1,027
Stock-based compensation - stock options			248			248
Comprehensive loss:
Net loss					(2,361)	(2,361)
Balance at December 31, 2020	26,069,962	$3	$49,492	$—	$(39,499)	$9,996
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2021 and 2020
(in thousands)

	Three Months Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$772	$(2,361)
Adjustments to reconcile net income (loss) to net cash and restricted cash used in operating activities:
Depreciation and amortization	717	139
Stock-based compensation	2,931	1,275
Change in fair value of warrant liabilities	(10,909)	—
Deferred tax benefit	(108)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(873)	(375)
Accounts receivable	(1,783)	(453)
Other non-current assets	(12)	(3)
Operating lease assets/liabilities	4	(32)
Accounts payable and accrued expenses	1,923	1,363
Deferred revenue	1,322	445
Net cash used in operating activities	(6,016)	(2)

Cash Flows From Investing Activities:
Purchase of exclusive rights to Helijet’s scheduled passenger routes in Canada	(12,357)	—
Purchase of domain name	—	(503)
Purchase of property and equipment	(224)	(33)
Proceeds from sales of short-term investments	17,209	—
Net cash provided by (used in) investing activities	4,628	(536)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	161	2
Taxes paid related to net share settlement of equity awards	(3,121)	—
Deferred recapitalization costs related to the merger	—	(1,403)
Net cash used in financing activities	(2,960)	(1,401)

Effect of foreign exchange rate changes on cash balances	(9)	—
Net decrease in cash and cash equivalents and restricted cash	(4,357)	(1,939)
Cash and cash equivalents and restricted cash - beginning	7,582	12,276
Cash and cash equivalents and restricted cash - ending	$3,225	$10,337

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$2,595	$10,216
Restricted cash	630	121
Total	$3,225	$10,337

Non-cash investing and financing activities
Adoption of new leases under ASC 842 entered into during the period	$208	$—
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States. Blade’s platform utilizes a technology-powered, asset-light business model. Blade provides transportation to its customers through a network of contracted aircraft operators. Blade does not own, lease, or operate its own aircraft.
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation formed on December 22, 2014 (“Old Blade”), consummated transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into Old Blade (the “Merger”), with Old Blade continuing as the surviving entity and a wholly-owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the Merger Agreement (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 for additional information.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

On February 1, 2022, the Board of Directors approved a change of the Company’s fiscal year-end from September 30 to December 31. This is the Company’s transition report for the period from October 1, 2021 to December 31, 2021. The Company’s 2022 fiscal year began on January 1, 2022 and will end on December 31, 2022.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include the allowance for doubtful accounts, the carrying value of long-lived assets, the carrying value of intangible assets and goodwill, revenue recognition, contingencies, the provision for income taxes and related deferred tax accounts, and the fair value of stock options and other stock-based awards.
Reclassification
Certain amounts in prior periods have been reclassified to conform to the current period presentation.
Note 2 – Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
For Short Distance revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services.

MediMobility Organ Transport and Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet charter payments are typically collected at the time of booking, while MediMobility Organ Transport payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized as the service is completed.
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
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of December 31, 2021 and September 30, 2021, the Company's contract liability balance is $5,976 and $4,654, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flight costs. The Company recognizes revenue for expired customer credits and gift cards upon expiration. The table below presents a roll forward of the contract liability balance:

	Three Months Ended December 31,
	2021	2020
Balance, beginning of period	$4,654	$3,973
Additions	18,003	7,943
Revenue recognized	(16,681)	(7,498)
Balance, end of period	$5,976	$4,418
For the three months ended December 31, 2021, the Company recognized $1,934 of revenue that was included in the contract liability balance as of October 1, 2021. For the three months ended December 31, 2020, the Company recognized $1,175 of revenue that was included in the contract liability balance as of October 1, 2020.

Certain governmental taxes are imposed on the Company's flight sales through a fee included in flight prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its third and fourth quarter (ended on June 30 and September 30, respectively) financial results have reflected higher Short Distance travel demand and were better than the first and second quarter financial results.
Blade operates in three key lines of business:
•Short Distance – Consisting primarily of flights: (i) between 40 and 100 miles in distance with prices between approximately $250 and $795 per seat and (ii) between New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
•MediMobility Organ Transport and Jet – Consisting of transportation of human organs for transplant, non-medical jet charter and, by-the-seat, jet flights between New York and South Florida.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
•Other – Consists principally of revenues from ground transportation services and brand partners for exposure to Blade fliers.

Disaggregated revenue by product line was as follows:

	Three Months Ended December 31,
	2021	2020
Product Line(1):
Short Distance	$6,193	$2,130
MediMobility Organ Transport and Jet	18,038	5,524
Other	387	332
Total Revenue	$24,618	$7,986
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
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff salaries and stock-based compensation, marketing expenses, and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $1,022 and $193 for the three months ended December 31, 2021 and 2020, respectively.

General and Administrative

General and administrative expenses principally include personnel costs, stock-based compensation, facility fees, credit card processing fees, and professional fees.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s common stock, expected volatility, dividend rate, risk free interest rate, and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company determined the expected term of its stock option awards issued using the simplified method due to insufficient historical experience at the time of the grant. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company recognizes forfeitures at the time the forfeiture occurs.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the Company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of December 31, 2021, the Company has no unrecognized tax benefits. See Note 7 for additional information.
Net Income (Loss) per Common Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended December 31,
	2021	2020
Basic income (loss) per common share:
Net income (loss) attributable to Blade Air Mobility, Inc.	$772	$(2,361)
Less: Undistributed earnings (loss) allocated to nonvested restricted stockholders	(17)	—
Basic net earnings (loss) available to common stockholders	755	(2,361)
Add: Undistributed earnings (loss) allocated to nonvested restricted stockholders	17	—
Less: Reallocation of undistributed earnings (loss) to nonvested restricted stockholders	(15)	—
Diluted net earnings (loss) available to common stockholders	$757	$(2,361)

Total weighted-average basic common shares outstanding	69,759,411	25,285,053
Effect of dilutive securities:
Stock options	7,925,482	—
Total effect of dilutive securities	7,925,482	—
Total weighted-average diluted common shares outstanding	77,684,893	25,285,053

Net earnings (loss) per common share:
Basic earnings (loss) per common share	$0.01	$(0.09)
Diluted earnings (loss) per common share	$0.01	$(0.09)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended December 31, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	December 31,
	2021	2020
Warrants to purchase shares of common stock	14,166,666	—
Options to purchase shares of common stock	—	9,749,290
Restricted shares of common stock	30,328	—
Total potentially dilutive securities	14,196,994	9,749,290
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
Short-Term Investments
Short-term investments consist of highly-liquid investments available for sale. As of December 31, 2021, short-term investments consisted of available-for-sale, traded, debt securities funds, which are recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Accounts Receivable
Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment. Receivables are reviewed on a regular basis for collectability. Based upon these reviews and historical collection experience, the Company determined that no allowance for uncollectible accounts was required as of December 31, 2021 and September 30, 2021.
Prepaid Expenses and Other Current Assets

Prepaid expenses include prepaid insurance, the costs of which are amortized on a straight-line basis over the related coverage periods, prepaid marketing supplies and prepayments to aircraft operators, which are expensed based upon usage or flight time. Included within prepaid expenses and other current assets are prepaid marketing supplies in the amounts of $568 and $547 as of December 31, 2021 and September 30, 2021, respectively.

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

	Useful Life (in years)	December 31, 2021	September 30, 2021
Furniture and fixtures	5	$520	$497
Technology equipment	3	351	282
Leasehold improvements	Shorter of useful life or life of lease	2,512	2,380
Vehicles	5	239	239
Total property and equipment, gross		3,622	3,398
Less: Accumulated depreciation and amortization		(1,577)	(1,440)
Total property and equipment, net		$2,045	$1,958
For the three months ended December 31, 2021 and 2020, the Company recorded depreciation and amortization expense for property and equipment of $137 and $92, respectively.

Acquisitions
The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations” (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 for additional information.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Specifically, ASC 321-10-35-2 states, in part, that an entity may measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value in accordance with paragraph 820-10-35-59 at its cost minus impairment, if any. As such, Blade has recorded its investment in the joint venture at cost less impairment, if any. See Note 3 for additional information.

Intangibles Assets, Net
The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset may be impaired. Research and development costs are expensed as incurred. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in general and administrative expenses on the Company’s consolidated statement of operations. See Note 4 for additional information.

Impairment of Long-Lived Assets
Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There were no impairment charges during the three months ended December 31, 2021 and 2020. As of December 31, 2021, the Company determined that long-lived assets were not impaired.

Goodwill
In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of September 30, 2021 and concluded that goodwill was not impaired.

Leases
Leases are recorded on the balance sheet as “right-of-use” assets and lease liabilities. Leases are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses.” As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. See Note 5 for additional information.

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent, quarterly, period-end date while the warrants are outstanding.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Notes 10 and 11 for additional information.
Concentrations
Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.
Major Customers
For the three months ended December 31, 2021 and 2020, there was no single customer that generated 10% or more of the Company’s revenue.
Most of the Company’s customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility organ transport customers, which are large hospitals that receive terms for payment, along with receivables from credit card processors. None of these customers have 10% or more of accounts receivable as of December 31, 2021 and September 30, 2021.
Major Vendors
For the three months ended December 31, 2021 and 2020, no vendor accounted for 10% or more of the Company’s purchases from operating vendors.
One vendor accounted for 13% of the Company’s outstanding accounts payable as of December 31, 2021. Two vendors accounted for 17% and 13% of the Company’s outstanding accounts payable as of September 30, 2021.
Recently Issued Accounting Pronouncements - Adopted
In December 2019, FASB issued ASU 2019-12, Simplification of Income Taxes (Topic 740) Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Recently Issued Accounting Pronouncements - Not Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, (“ASC 470-20”), that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.
Note 3 – Investment in Joint Venture
On March 24, 2019, and as amended on February 25, 2020, the Company entered into a joint venture agreement and a license agreement (the “First Amended Joint Venture and License Agreements”) with Hunch Ventures and Investments Private Limited, a private limited company incorporated under the laws of India (“Hunch”) and FlyBlade India Private Limited, a company incorporated and validly existing under the provisions of the Companies Act, 2013 (“FlyBlade India”), whereby the Company and Hunch initially invested $200 for 10% interest and $1,800 for 90% interest, respectively, for undertaking the business of FlyBlade India. Subsequently, upon the issuance of additional shares to Hunch in exchange for additional investment by Hunch, the Company’s interest fell below 10%. Pursuant to the First Amended Joint Venture and License Agreements, the Company and Hunch agreed to establish FlyBlade India as a joint venture and support it in carrying on the business operations. The Company agreed to provide the licensed IP support related to the software developed for short distance aviation services along with its trademarks in exchange for quarterly royalty payments of 4% of Gross Revenue for the period where Gross Revenue was up to $10,000 in a calendar year, quarterly royalty payments of 3% on Gross Revenue in excess of $10,000 and up to $40,000 in a calendar year, and quarterly royalty payments of 1.5% on Gross Revenue exceeding $40,000 (collectively, the "Royalties") in a calendar year. In addition to the Royalties, the Company could receive 3% of FlyBlade India’s profits before tax in each year that FlyBlade India attained a minimum of $3,500 in annual profits before income tax. Hunch agreed to provide support in carrying out the day to day operations, including the implementation of the business plan and hiring of personnel, ensuring compliance with local requirements and assisting with legal arrangements as needed by the business. For the three months ended December 31, 2021 and 2020, the Company recorded royalty revenue of $4 and $0, respectively, under this arrangement.
In accordance with the First Amended Joint Venture and License Agreements, FlyBlade India was permitted to have a total of five directors, three of which were permitted to be appointed by Hunch and provided that Blade held at least a 10% interest, a single director was permitted to be appointed by the Company. Based upon Blade having less than ten percent (10)% interest on December 31, 2021, Blade held no board seat and lacked the power to appoint members of the FlyBlade India executive management team. As such, the Company is viewed as having minimal influence and control over FlyBlade India.
The Company has recorded the investment at cost less impairment if any. Based upon a qualitative assessment, the Company has determined that the investment should not be impaired. Qualitative considerations included an evaluation of the COVID-19 pandemic delays to the start-up of flight operations in India. Both Hunch and Blade remain committed to the venture and discussions are underway with third parties to raise the next round of equity capital for the joint venture. As such, no impairment was warranted as of December 31, 2021.
As of December 31, 2021 and September 30, 2021, other non-current assets included amounts due from Blade India of $120 and $113, respectively.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Note 4 – Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Goodwill balance, September 30, 2021	$13,271
Adjustment(1)	57
Goodwill balance, December 31, 2021	$13,328
__________
(1) Represents a measurement period adjustment made during the three months ended December 31, 2021. For additional information, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

Purchase of Exclusive Rights to Helijet’s Scheduled Passenger Routes in Canada
On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. ("Helijet"), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12,000. The Agreement has an initial term of five years and will be automatically renewed for successive 2-year periods. Flights revenue generated through those exclusive rights are included in the Short Distance line of business.

This transaction was accounted for as an asset acquisition under ASC 350, Intangibles—Goodwill and Other, per which the Company capitalized the consideration paid of $12,000 and related transaction costs incurred of $357 as an intangible asset. The Company began amortizing the intangible over 5-year useful life, in line with the agreement’s initial term.
The following table presents information about the Company's intangible assets as of:

		December 31, 2021			September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to Helijet’s scheduled passenger routes in Canada	5 years	$12,357	$(206)	$12,151	$—	$—	$—
Customer list	5-10 years	11,542	(957)	10,585	11,542	(645)	10,897
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(51)	955	1,006	(9)	997
Developed technology	3 years	250	(24)	226	250	(4)	246
Total		$25,659	$(1,238)	$24,421	$13,302	$(658)	$12,644
For the three months ended December 31, 2021 and 2020, amortization of its finite-lived intangible assets was $580 and $47, respectively.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
As of December 31, 2021, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended September 30,
2022 (nine months)	$2,978
2023	3,934
2024	3,781
2025	3,698
2026	3,698
Note 5 – Right-of-Use Asset and Operating Lease Liability
The Company has entered into operating leases consisting principally of its airport and heliport terminals.
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
Balance sheet information related to the Company’s leases is presented below:

Operating leases:	December 31, 2021	September 30, 2021
Operating right-of-use asset	$713	$654
Operating lease liability, current	438	431
Operating lease liability, long term	278	222
The following provides details of the Company’s lease expense:

	Three Months Ended December 31,
Lease cost:	2021	2020
Short-term lease cost	$65	$40
Operating lease cost	144	112
Total	$209	$152
Other information related to leases is presented below:

December 31, 2021
Weighted-average discount rate – operating lease	5.00%
Weighted-average remaining lease term – operating lease (in months)	23

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of December 31, 2021, the expected annual minimum lease payments of the Company’s operating lease liabilities and other short-term leases were as follows:

For the Year Ended September 30,
2022 (nine months)	$378
2023	231
2024	106
2025 and thereafter	38
Total future minimum lease payments, undiscounted	753
Less: Imputed interest for leases in excess of one year	(37)
Present value of future minimum lease payments	$716
Note 6 – Stock-Based Compensation
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
Option Award Valuation Assumptions
The Company determined the fair value of stock options granted during the three months ended December 31, 2020 based upon the assumptions as provided below. No stock options were granted during the three months ended December 31, 2021.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Stock Option Awards
Following is a summary of stock option activities for the three months ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – October 1, 2021	8,978,185	$0.19	$0.20	5.7	$91,699
Granted	—	—	—
Exercised	(893,509)	0.18	0.16
Forfeited	—	—	—
Outstanding – December 31, 2021	8,084,676	$0.19	$0.21	5.6	$69,875
Exercisable as of December 31, 2021	8,084,676	$0.19	$0.21	5.6	$69,875
For the three months ended December 31, 2021 and 2020, the Company recorded $0 and $248, respectively, in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of December 31, 2021, $0 of stock-based compensation costs related to stock options remains subject to amortization.
Restricted Stock
On December 14, 2020, the Company granted an aggregate of 739,537 shares of the Company’s restricted stock to various employees, officers, directors, consultants and service providers under the 2015 Equity Incentive Plan and 50,960 shares of the Company’s restricted stock to a director outside the 2015 Equity Incentive Plan. During the three months ended September 30, 2021, the Company granted an aggregate of 1,517,881 shares of the Company's restricted stock unit to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. During the three months ended December 31, 2021, the Company granted an aggregate of 970,545 shares of the Company's restricted stock unit to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – October 1, 2021	684,937	$10.00	1,452,195	$7.61
Granted	—	—	970,545	8.96
Vested	(684,937)	10.00	(32,848)	7.53
Forfeited	—	—	(16,369)	8.58
Non-vested – December 31, 2021	—	$—	2,373,523	$8.22
For the three months ended December 31, 2021 and 2020, the Company recorded $2,931 and $1,027 in employee and officers restricted stock compensation expense. As of December 31, 2021, unamortized stock-based compensation costs related to restricted share arrangements was $16,235 and will be recognized over a weighted average period of 2.79 years.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended December 31,
	2021	2020
Software development	$297	$18
General and administrative	2,565	1,257
Selling and marketing	69	—
Total stock-based compensation expense	$2,931	$1,275
Note 7 – Income Taxes

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. The Company recorded an income tax benefit of approximately $(109) and zero for the three months ended December 31, 2021 and 2020, respectively. The tax benefit is driven mainly by the “naked credit” (refer below for more information).

The Company has not recorded tax benefits on the loss before income taxes due to a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting the inability to demonstrate the realizability of such loss carry forwards.

The effective tax rate for the three months ended December 31, 2021 and 2020 was negative 11.9% and zero, respectively.

As of December 31, 2021, the Company has a net deferred tax liability, due to what is referred to as a “naked credit.” The naked credit exists when a deferred tax liability can only be offset up to 80% by NOLs generated in tax years ending September 30, 2019 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2021 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.
Note 8 – Related Party Transactions
The Company contracted for certain air charter services with Underhill, a related party up to April 2021. The rates charged by Underhill for these air charter services are comparable to those that could be obtained in an arm’s-length transaction with an unrelated third party. Through January 20, 2021, Melissa Tomkiel, the Company’s President and General Counsel, had a 20% interest in Underhill. On January 23, 2021, Ms. Tomkiel and Underhill entered into an agreement under which one half of Ms. Tomkiel’s interest was immediately transferred back to Underhill and under which pursuant to the satisfaction of certain conditions by Underhill, Ms. Tomkiel’s interest would be fully transferred to Underhill. On April 8, 2021, those conditions were satisfied and Ms. Tomkiel’s remaining interest was transferred to Underhill.
For the three months ended December 31, 2020, the Company paid Underhill approximately $480 for air charter services.
Note 9 – Commitments and Contingencies
Capacity Purchase Agreements
Blade has contractual relationships with various aircraft operators to provide aircraft service. Under these Capacity Purchase Agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company.
As of December 31, 2021, the Company has a remaining unfulfilled obligation for the years ending September 30, 2022, 2023 and 2024 under agreements with operators to purchase flights with an aggregate value of approximately $3,525, $2,808 and $7,879, respectively. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending September 30, 2022, 2023 and 2024 with an aggregate value of approximately $264, $1,128 and $1,128, respectively. In addition, obligations with a value of $1,680 and $6,751 for the years ending September 30, 2023 and 2024, respectively, could be terminated by Blade for convenience upon 30 or 60 days’ notice.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of December 31, 2021, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

On April 1, 2021, Shoreline Aviation, Inc. filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleges, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”). Claims against the Blade Defendants relate to the May 2018 Asset Purchase Agreement between Blade and Sound Aircraft Flight Enterprises, Inc. (“SAFE”) and Cindy Herbst, pursuant to which Blade purchased SAFE’s complete customer list, including names, contact information and customer flight histories. The complaint demands compensatory and consequential damages in excess of $13,000 relating to the claims against the Blade Defendants, as well as punitive damages, certain equitable remedies, interest and attorneys’ fees and costs. The Company believes the outcome would not result in a material contingency.
As of December 31, 2021, the Company has not accrued a reserve for any contingencies related to the above legal proceedings.
Note 10 – Warrant Liabilities
Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2025 or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock, issuable upon such warrant exercise, has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. On June 7, 2021, the Company’s Form S-1 registering the shares issuable upon exercise of the warrants was declared effective by the SEC and on January 27, 2022 it was amended by post-effective amendment.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger, or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net-cash settle the warrants.
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
Note 11 – Fair Value Measurements
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021	September 30, 2021
Warrant liabilities - Public Warrants	1	$20,258	$27,317
Warrant liabilities - Private Warrants	2	11,050	14,900
Fair value of aggregate warrant liabilities		$31,308	$42,217
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” on the Company’s unaudited interim condensed consolidated balance sheets. The warrant liabilities are measured at fair value upon assumption and on a recurring basis, with changes in fair value presented within “Change in fair value of warrant liabilities” in the unaudited interim condensed consolidated statements of operations.
The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date and at December 31, 2021, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of October 1, 2021	$27,317	$14,900	$42,217
Change in fair value of warrant liabilities	(7,059)	(3,850)	(10,909)
Fair value as of December 31, 2021	$20,258	$11,050	$31,308
Note 12 – COVID-19 Risks and Uncertainties
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
On April 8, 2020, we received a loan in the principal amount of approximately $1,200 through the Paycheck Protection Program under the CARES Act, which we used to help sustain our employee payroll costs and rent. On May 7, 2021, we repaid the PPP Loan in full.
While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport and later adding Newark Airport. Additionally, we have seen recovering demand on our other short distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our short distance products and postpone our ability to resume paused services or launch planned route expansions.
Note 13 – Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Quarterly Report on Form 10-Q to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

On February 1, 2022, the Board of Directors approved a change of the Company's fiscal year-end from September 30 to December 31. This is our transition report for the period from October 1, 2021 to December 31, 2021. The Company's 2022 fiscal year began on January 1, 2022 and will end on December 31, 2022.
In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward- looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include: loss of our customers; decreases in our existing market share; effects of competition; effects of pricing pressure; the inability of our customers to pay for our services; the loss of our existing relationships with operators; the loss of key members of our management team; changes in our regulatory environment, including aviation law and FAA regulations; the inability to implement information systems or expand our workforce; changes in our industry; heightened enforcement activity by government agencies; interruptions or security breaches of our information technology systems; the expansion of privacy and security laws; our ability to expand our infrastructure network; our ability to identify, complete and successfully integrate future acquisitions; our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting; the ability to continue to meet applicable listing standards; costs related to our business combination; the possibility that we may be adversely affected by other political, economic, business and/or competitive factors; the impact of COVID-19 and its related effects on our results of operations, financial performance or other financial metrics; the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology; pending or potential litigation; and other factors beyond our control. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in “Risk Factors” included in the Annual Report on Form 10-K for the year ended September 30, 2021, and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.
Merger and Organization
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation formed on December 22, 2014, (“Old Blade”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into EIC (the “Merger”), with Old Blade continuing as the surviving entity and a wholly-owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the business combination (the “Closing”), EIC changed its name to Blade Air Mobility, Inc. Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to Blade following the Closing Date and with respect to Old Blade prior to the Closing Date.
See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 for additional information.

Significant Transactions
Purchase of Exclusive Rights to Helijet’s Scheduled Passenger Routes in Canada
On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. ("Helijet"), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12 million. The agreement has an initial term of five years and will be automatically renewed for successive two-year periods. This transaction is consistent with Blade’s asset-light model, where the Company organically creates or purchases, valuable routes and contracts with incumbent aircraft operators to fly on its behalf. Routes are between Vancouver, Victoria and Nanaimo, British Columbia where Blade will invest in Helijet’s heliport terminal infrastructure; flights range from 20 to 40 minutes. Flights revenue generated through those exclusive rights are included in the Short Distance line of business.
This transaction was accounted for as a purchase of an intangible asset under ASC 350, Intangibles—Goodwill and Other, per which the Company capitalized the consideration paid and acquisition related costs as an intangible asset and amortize it over five years. See Note 4 to the unaudited interim condensed consolidated financial statements for additional information.
Acquisition of Trinity Air Medical, Inc. ("Trinity")
In September 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. Trinity is an asset-light, multi-modal organ transport business working with transplant centers and organ procurement organizations in 16 states. The results of Trinity are included in the MediMobility Organ Transport and Jet line of business. For additional information, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.
Business Overview
Blade is a technology-powered, global air mobility platform. We provide consumers with a cost-effective and time-efficient alternative to ground transportation for congested routes through our helicopter, amphibious seaplane, and fixed-wing transportation services. Our platform utilizes a technology-powered, asset-light business model, which was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to Electric Vertical Aircraft (“EVA”), once they are certified for public use. Blade currently operates in three key lines of business:
•Short Distance — Consisting primarily of flights: (i) between 40 and 100 miles in distance with prices between approximately $250 and $795 per seat and (ii) between New York area airports and dedicated Blade terminals in Manhattan’s heliports for $195 per seat (or $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
•MediMobility Organ Transport and Jet — Consisting of transportation of human organs for transplant, non-medical jet charter and limited, by-the-seat, jet flights between New York and South Florida.
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

Our asset-light business model was developed to be scalable and profitable using conventional helicopters today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we purchase offsets to contract the carbon emissions generated by our urban air mobility services.
Key Business Metric
We collect, measure, and evaluate operating and financial data of our business to evaluate our performance, measure our progress, and make strategic decisions. The following table reflects the key operating metric we use to evaluate our business:

	Three Months Ended December 31,
	2021	2020
Seats flown – all passenger flights(1)	13,676	2,393
__________
(1) Prior period amounts have been updated to conform to current period presentation.
We define “Seats flown — all passenger flights” as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term strategy is primarily focused on growth in by-the-seat products, and we believe that “Seats flown — all flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all flights,” but not necessarily in revenue, which is heavily influenced by our MediMobility Organ Transport and Jet product line where we typically fly fewer or sometimes no passengers over long distances at a high price. We believe the “Seats flown — all flights” metric is useful to investors in understanding the overall scale of our business and trends in the number of passengers paying to use our service.
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
While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport and later adding Newark Airport. Additionally, we have seen recovering demand on our other short distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our short distance products and postpone our ability to resume paused services or launch planned route expansions.
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
We believe that Blade is well positioned to introduce EVA into commercial service, once available, for a number of reasons. We believe our existing short distance routes are compatible with EVA, which are expected initially to have a limited range, and our existing terminal space will accommodate EVA. Blade’s unit economics are designed to be profitable using either helicopters or EVA, even if early EVA do not deliver significant cost savings relative to helicopters. Moreover, Blade’s asset-light business model and technology platform are operator and aircraft agnostic, enabling a seamless transition to EVA.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,
	2021		2020
		% of Revenue		% of Revenue
	($ in thousands, except for share and per share amounts)
Revenue	$24,618	100%	$7,986	100%

Operating expenses
Cost of revenue(1)	20,638	84%	6,367	80%
Software development	649	3%	186	2%
General and administrative(1)	12,330	50%	3,366	42%
Selling and marketing	1,537	6%	435	5%
Total operating expenses	35,154	143%	10,354	130%

Income (loss) from operations	(10,536)		(2,368)

Other non-operating income
Change in fair value of warrant liabilities	10,909		—
Interest income, net	290		7
Total other non-operating income	11,199		7

Income (loss) before income taxes	663		(2,361)

Income tax benefit	(109)		—

Net income (loss)	$772		$(2,361)

Net income (loss) per share:
Basic	$0.01		$(0.09)
Diluted	$0.01		$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	69,759,411		25,285,053
Diluted	77,684,893		25,285,053
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Comparison of the Three Months Ended December 31, 2021 and 2020

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended December 31,
	2021	2020
	(in thousands)
Product Line(1):
Short Distance	$6,193	$2,130
MediMobility Organ Transport and Jet	18,038	5,524
Other	387	332
Total Revenue	$24,618	$7,986
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended December 31, 2021 and 2020, revenue increased by $16.6 million or 208%, from $8.0 million in 2020 to $24.6 million in 2021. The increase in revenue was driven by growth across all product lines.
Short Distance aviation services increased by $4.1 million in 2021, an increase of 191%. Growth in Short Distance was driven by a recovery in demand for the Company's commuter and airport transfer products following the relaxation of Covid lockdowns.
MediMobility Organ Transport and Jet increased by $12.5 million in 2021, an increase of 227%. Our MediMobility Organ Transport and Jet charter businesses were not adversely impacted by the pandemic and continued to show strong growth. In MediMobility Organ Transport, growth was driven by our successful effort to add additional hospital customers and our acquisition of Trinity Air Medical. In Jet charter, growth was driven by the successful acquisition of additional fliers and more frequent trips from fliers who preferred to avoid commercial airline travel during the pandemic.

Other revenue increased from $0.3 million to $0.4 million driven primarily by revenue from brand partners.
Cost of Revenue
For the three months ended December 31, 2021 and 2020, cost of revenue increased by $14.3 million or 224%, from $6.4 million during 2020 to $20.6 million in 2021 driven by increased flight volume. Cost of revenue as a percentage of revenues increased by 4% from 80% to 84%, attributable primarily to the recent re-launch of Blade Airport service, which was operating below breakeven utilization during the 2021 period, but was paused during the 2020 period.
Software Development
For the three months ended December 31, 2021 and 2020, software development costs increased $0.5 million, or 249%, attributable primarily to increased stock-based compensation of $0.3 million and increased headcount of $0.2 million.
General and Administrative
For the three months ended December 31, 2021 and 2020, general and administrative expense increased by $9.0 million, or 266%, from $3.4 million during 2020 to $12.3 million in 2021.

The primary drivers of the increase were (i) $2.6 million or 260% growth in staff costs (salaries and benefits excluding stock-based compensation) attributable to the higher activity (revenue increased by 208% over the same period) and the requirement for additional roles following the Company becoming public in May 2021; (ii) $1.6 million growth in D&O insurance expense due to the Company becoming public; (iii) $1.3 million growth in stock-based compensation expenses; (iv) $0.8 million growth in professional fees in connection with the Company becoming public including legal, consulting and recruiting fees; (v) $0.5 million growth in intangibles amortization due to the Trinity and Helijet transactions; and (vi) $0.4 million growth in M&A related professional fees.

Selling and Marketing
For the three months ended December 31, 2021 and 2020, selling and marketing expense increased by $1.1 million, or 253%, from $0.4 million during 2020 to $1.5 million in 2021. The increase is attributable mainly to higher marketing spend in connection with the recently re-launched Blade Airport products and higher marketing activity in line with the overall increase in flights.
Other non-operating income
For the three months ended December 31, 2021, other non-operating income consists of $10.9 million non-cash income due to fair value revaluation of warrants liabilities and interest income, net of interest expense. We earn interest income on our money market and short-term investments. Interest income increased to $0.3 million in the three months ended December 31, 2021.
Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters in the period ended December 31, 2021. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Product Line:
Short Distance	$6,193	$13,353	$5,721	$1,049
MediMobility Organ Transport and Jet	18,038	6,593	6,500	7,729
Other	387	370	730	495
Total Revenue	$24,618	$20,316	$12,951	$9,273

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Product Line:
Short Distance	$2,130	$3,699	$629	$1,787
MediMobility Organ Transport and Jet	5,524	4,387	2,636	4,588
Other	332	233	173	79
Total Revenue	$7,986	$8,319	$3,438	$6,454
Liquidity and Capital Resources
Sources of liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of December 31, 2021 and September 30, 2021, we had cash and cash equivalents of $2.6 million and $7.0 million, respectively, and restricted cash of $0.6 million and $0.6 million, respectively. In addition, as of December 31, 2021 we had $279.4 million of short-term investments in a traded mutual fund which could be liquidated with a one day notice. We anticipate that our available cash and cash equivalents and short-term investments will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Our future capital requirements will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility.

Liquidity Requirements
As of December 31, 2021, we had net working capital of $282.2 million, including cash and cash equivalents of $2.6 million. We had net income of $0.8 million (with $8.0 million non-cash income related to warrants valuation and stock-based compensation) and net loss of $2.4 million for the three months ended December 31, 2021 and 2020, respectively.
We expect to incur net losses in the short term, as we continue to execute our strategic initiatives. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our long-term capital requirements will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Net cash used in operating activities	$(6,016)	$(2)	$(6,014)	300,700%
Net cash provided by (used in) investing activities	4,628	(536)	5,164	(963)%
Net cash used in financing activities	(2,960)	(1,401)	(1,559)	111%
Net decrease in cash, cash equivalents and restricted cash	$(4,348)	$(1,939)	$(2,409)	124%
Cash Used in Operating Activities
For the three months ended December 31, 2021, net cash used in operating activities was $6.0 million, primarily driven by net income of $0.8 million and change in operating assets and liabilities of $0.6 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $(10.9) million, stock-based compensation expense of $2.9 million, depreciation and amortization of $0.7 million and a $(0.1) million non-cash deferred tax benefit. The net change in operating assets and liabilities was primarily driven by an increase in accounts payable of $1.9 million and deferred revenue of $1.3 million, partially offset by increases in accounts receivable of $(1.8) million and prepaid expenses of $(0.9) million.
For the three months ended December 31, 2020, net cash used in operating activities was $0.0 million, primarily driven by a net loss of $2.4 million and change in operating assets and liabilities of $0.9 million, adjusted for non-cash stock-based compensation of $1.3 million and depreciation and amortization of $0.1 million. The net change in operating assets and liabilities was primarily driven by a $1.4 million increase in accounts payable and accrued expenses and a $0.4 million increase in deferred revenue. Those increases were partially offset by a $(0.4) million increase in prepaid expenses and other current assets and a $(0.5) million increase in accounts receivable.
Cash Provided by (Used In) Investing Activities
For the three months ended December 31, 2021, net cash provided by investing activities was $4.6 million, driven by $17.2 million of proceeds from the sale of short-term investments, partially offset by $(12.4) million of the purchase of exclusive rights to Helijet’s scheduled passenger routes in Canada and $(0.2) million of purchase of property and equipment (mainly investments in leasehold improvements).
For the three months ended December 31, 2020, net cash used in investing activities was $0.5 million, driven by $(0.5) million of purchase of domain name.
Cash Used in Financing Activities
For the three months ended December 31, 2021, net cash used in financing activities was $3.0 million, primarily driven by $(3.1) million of payroll taxes payments made on behalf of employees in exchange for shares withheld by the Company from their equity awards upon vesting (“net share settlement”). This was partially offset by $0.2 million of proceeds from the exercise of stock options.
For the three months ended December 31, 2020, net cash used in financing activities was $(1.4) million, reflecting deferred recapitalization costs related to the reverse merger.
Contractual Obligations and Commitments
In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. See “—Capacity Purchase Agreements” within Note 9 to the unaudited interim condensed consolidated financial statements for additional information.
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
For information on the Company’s significant accounting policies refer to Note 2 to the Company’s unaudited interim condensed consolidated financial statements.
Item 3. Quantitative and qualitative disclosures about market risk
Not applicable.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021. We determined that our internal control over financial reporting had the following material weakness - the Company has not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:

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

Notwithstanding the material weaknesses, management has concluded that the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of December 31, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Use of Proceeds
None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information regarding our purchases of our common stock during the three months ended
December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	66	$10.50	—	$—
November 1, 2021 - November 30, 2021	16,487	7.42	—	—
December 1, 2021 - December 31, 2021	357,824	8.38	—	—
Total	374,377	$8.34	—	$—
__________
(1) During the three months ended December 31, 2021, we withheld 374,377 shares of our common stock from employees to satisfy tax withholding obligations relating to the vesting of restricted stocks and restricted stock units. These shares were not acquired as part of a publicly announced share repurchase plan or program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None
Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(3)
Exclusive Rights Purchase Agreement between Blade Urban Air Mobility, Inc., Blade Urban Air Mobility (Canada), Inc., Helijet International, Inc. and Pacific Heliport Services Ltd., dated November 30, 2021

10.2(4)	Blade Air Mobility, Inc. Change in Control Severance Plan and Summary Plan Description
10.3(5)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)+
31.1*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
(1)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(2)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on December 2, 2021.
(4)Incorporated by reference to Exhibit 10.31 of our Form 10-K (file number 001-39046) filed on December 20, 2021.+
(5)Incorporated by reference to Exhibit 10.32 of our Form 10-K (file number 001-39046) filed on December 20, 2021.+
+ Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: February 10, 2022	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2022	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2022	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)