Form 10-Q
period 2022-03-31
Blade Air Mobility, Inc.
filed 2022-05-10
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 70,874,320 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
March 31, 2022 and December 31, 2021
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,496	$2,595
Restricted cash	1,680	630
Accounts receivable	6,019	5,548
Short-term investments (cost: March 31, 2022 - $268,702; December 31, 2021 - $280,263)	266,560	279,374
Prepaid expenses and other current assets	8,503	6,798
Total current assets	285,258	294,945

Non-current assets:
Property and equipment, net	2,333	2,045
Investment in joint venture	200	200
Intangible assets, net	23,670	24,421
Goodwill	13,328	13,328
Operating right-of-use asset	958	713
Other non-current assets	880	232
Total assets	$326,627	$335,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,012	$6,369
Deferred revenue	6,281	5,976
Operating lease liability, current	496	438
Total current liabilities	15,789	12,783

Non-current liabilities:
Warrant liability	28,758	31,308
Operating lease liability, long-term	466	278
Deferred tax liability	144	144
Total liabilities	45,157	44,513

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at March 31, 2022 and December 31, 2021. No shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 70,845,636 and 70,667,381 shares issued at March 31, 2022 and December 31, 2021, respectively.	7	7
Additional paid-in capital	370,794	368,680
Accumulated other comprehensive loss	(1,901)	(898)
Accumulated deficit	(87,430)	(76,418)
Total stockholders' equity	281,470	291,371

Total Liabilities and Stockholders' Equity	$326,627	$335,884
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$26,630	$9,273

Operating expenses
Cost of revenue(1)	23,707	7,797
Software development(1)	835	289
General and administrative(1)	13,978	4,825
Selling and marketing(1)	1,800	587
Total operating expenses	40,320	13,498

Loss from operations	(13,690)	(4,225)

Other non-operating income
Change in fair value of warrant liabilities	2,550	—
Interest income, net	264	4
Realized loss from sale of short term investments	(136)	—
Total other non-operating income	2,678	4

Net loss	$(11,012)	$(4,221)

Net loss per share (Note 8):
Basic	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)
Weighted-average shares used to compute net loss per share:
Basic	70,774,138	26,099,102
Diluted	70,774,138	26,099,102
__________
(1) Prior period amounts have been updated to conform to current period presentation.
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,012)	$(4,221)
Other comprehensive income (loss):
Net unrealized investment losses	(1,244)	—
Foreign currency translation adjustments for the period	241	—
Comprehensive loss	$(12,015)	$(4,221)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2022 and 2021
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares Amount

Balance at January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	115,103		21			21
Issuance of common stock upon settlement of restricted stock units	65,965
Stock-based compensation - restricted stock			2,098			2,098
Shares withheld related to net share settlement	(2,813)		(5)			(5)
Comprehensive loss:
Net loss					(11,012)	(11,012)
Other comprehensive loss				(1,003)		(1,003)
Balance at March 31, 2022	70,845,636	$7	$370,794	(1,901)	(87,430)	$281,470

Balance at January 1, 2021	26,069,962	$3	$49,492	$—	$(39,499)	$9,996
Issuance of common stock upon exercise of stock options	45,878		17			17
Stock-based compensation - restricted stock			1,795			1,795
Stock-based compensation - stock options			109			109
Comprehensive loss:
Net loss					(4,221)	(4,221)
Balance at March 31, 2021	26,115,840	$3	$51,413	$—	$(43,720)	$7,696
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(11,012)	$(4,221)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	1,145	126
Stock-based compensation	2,098	1,904
Change in fair value of warrant liabilities	(2,550)	—
Realized loss from sale of short term investments	136	—
Unrealized foreign exchange gain / losses	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,705)	(828)
Accounts receivable	(465)	473
Other non-current assets	(648)	74
Operating lease assets/liabilities	1	(2)
Accounts payable and accrued expenses	2,636	1,872
Deferred revenue	304	(3)
Net cash used in operating activities	(10,065)	(605)

Cash Flows From Investing Activities:
Purchase of property and equipment	(437)	(53)
Purchase of short-term investments	(265)	—
Proceeds from sales of short-term investments	11,699	—
Net cash provided by (used in) investing activities	10,997	(53)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	21	17
Taxes paid related to net share settlement of equity awards	(5)	—
Deferred recapitalization costs related to the merger	—	(1,770)
Net cash provided by (used in) financing activities	16	(1,753)

Effect of foreign exchange rate changes on cash balances	3	—
Net increase (decrease) in cash and cash equivalents and restricted cash	951	(2,411)
Cash and cash equivalents and restricted cash - beginning	3,225	10,337
Cash and cash equivalents and restricted cash - ending	$4,176	$7,926

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$2,496	$7,511
Restricted cash	1,680	415
Total	$4,176	$7,926

Non-cash investing and financing activities
Adoption of new leases under ASC 842 entered into during the period	$415	$12
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States. Blade’s platform utilizes a technology-powered, asset-light business model. Blade provides transportation to its customers through a network of contracted aircraft operators. Blade does not own or operate aircraft.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2022 and December 31, 2021, the Company's contract liability balance is $6,281 and $5,976, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flight costs. The Company recognizes revenue for expired customer credits and gift cards upon expiration. The table below presents a roll forward of the contract liability balance:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$5,976	$4,418
Additions	15,835	9,246
Revenue recognized	(15,530)	(9,249)
Balance, end of period	$6,281	$4,415
For the three months ended March 31, 2022, the Company recognized $2,888 of revenue that was included in the contract liability balance as of January 1, 2022. For the three months ended March 31, 2021, the Company recognized $1,341 of revenue that was included in the contract liability balance as of January 1, 2021.

Certain governmental taxes are imposed on the Company's flight sales through a fee included in flight prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its second and third quarters (ended on June 30 and September 30, respectively) financial results have reflected higher Short Distance travel demand and were better than the first and fourth quarter (ended March 31 and December 31) financial results.
Blade operates in three key lines of business:
•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States and Canada between 10 and 100 miles in distance with prices starting at approximately $195 per seat (or, in the case of our New York City airport transfer service, as low as $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
•MediMobility Organ Transport and Jet – Consisting of transportation of human organs for transplant, non-medical jet charter and, by-the-seat, jet flights between New York and South Florida.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
•Other – Consists principally of revenues from ground transportation services and brand partners for exposure to Blade fliers.

Disaggregated revenue by product line was as follows:

	Three Months Ended March 31,
	2022	2021
Product Line(1):
Short Distance	$4,203	$1,051
MediMobility Organ Transport and Jet	22,115	7,727
Other	312	495
Total Revenue	$26,630	$9,273
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Cost of Revenue
Cost of revenue consists principally of flight costs paid to operators of aircraft under contractual arrangements with Blade and landing fees.
Software Development
Software development expenses consist primarily of staff costs and stock-based compensation costs. Software development costs are expensed as incurred.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff salaries and stock-based compensation, marketing expenses, and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $1,338 and $517 for the three months ended March 31, 2022 and 2021, respectively.

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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the Company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of March 31, 2022, the Company has no unrecognized tax benefits. See Note 7 for additional information.
Net Loss per Common Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options, restricted shares, and warrants. See Note 8.

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
Short-Term Investments
Short-term investments consist of highly-liquid investments available for sale. As of March 31, 2022, short-term investments consisted of available-for-sale, traded, debt securities funds, which are recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient.
Accounts Receivable
Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport customers, which are large hospitals that receive terms for payment. Receivables are reviewed on a regular basis for collectability. Based upon these reviews and historical collection experience, the Company determined that no allowance for uncollectible accounts was required as of March 31, 2022 and December 31, 2021.
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

	Useful Life (in years)	March 31, 2022	December 31, 2021
Furniture and fixtures	5	$530	$520
Technology equipment	3	435	351
Leasehold improvements	Shorter of useful life or life of lease	2,715	2,512
Vehicles	5	378	239
Total property and equipment, gross		4,058	3,622
Less: Accumulated depreciation and amortization		(1,725)	(1,577)
Total property and equipment, net		$2,333	$2,045
For the three months ended March 31, 2022 and 2021, the Company recorded depreciation and amortization expense for property and equipment of $148 and $79, respectively.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Impairment of Long-Lived Assets
Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There were no impairment charges during the three months ended March 31, 2022 and 2021.

Goodwill
In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There were no impairment charges during the three months ended March 31, 2022 and 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Notes 11 and 12 for additional information.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Major Customers
For the three months ended March 31, 2022 and 2021, there was no single customer that generated 10% or more of the Company’s revenue.
Most of the Company’s Short Distance and Jet customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport customers, which are large hospitals that receive terms for payment, along with receivables from credit card processors. One customer accounted for 10% of the Company’s accounts receivables as of March 31, 2022 and no customer accounted for more than 10% of Company’s outstanding accounts receivable as of December 31, 2021.
Major Vendors
For the three months ended March 31, 2022, there were two operating vendors that accounted for 14% and 11%, respectively of the Company’s purchases from operating vendors. No operating vendor accounted for 10% or more of the Company’s purchases from operating vendors for the three months ended March 31, 2021.
One vendor accounted for 15% of the Company’s outstanding accounts payable as of March 31, 2022. One vendor accounted for 13% of the Company’s outstanding accounts payable as of December 31, 2021.
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
Note 3 – Investment in Joint Venture
On March 24, 2019, and as amended on February 25, 2020, the Company entered into a joint venture agreement and a license agreement (the “First Amended Joint Venture and License Agreements”) with Hunch Ventures and Investments Private Limited, a private limited company incorporated under the laws of India (“Hunch”) and FlyBlade India Private Limited, a company incorporated and validly existing under the provisions of the Companies Act, 2013 (“FlyBlade India”), whereby the Company and Hunch initially invested $200 for 10% interest and $1,800 for 90% interest, respectively, for

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Consolidated Financial Statements
(amounts in thousands, except share and per share data)

undertaking the business of FlyBlade India. Subsequently, upon the issuance of additional shares to Hunch in exchange for additional investment by Hunch, the Company’s interest fell below 10%. Pursuant to the First Amended Joint Venture and License Agreements, the Company and Hunch agreed to establish FlyBlade India as a joint venture and support it in carrying on the business operations. The Company agreed to provide the licensed IP support related to the software developed for short distance aviation services along with its trademarks in exchange for quarterly royalty payments of 4% of Gross Revenue for the period where Gross Revenue was up to $10,000 in a calendar year, quarterly royalty payments of 3% on Gross Revenue in excess of $10,000 and up to $40,000 in a calendar year, and quarterly royalty payments of 1.5% on Gross Revenue exceeding $40,000 (collectively, the Royalties) in a calendar year. In addition to the Royalties, the Company could receive 3% of FlyBlade India’s profits before tax in each year that FlyBlade India attained a minimum of $3,500 in annual profits before income tax. Hunch agreed to provide support in carrying out the day to day operations, including the implementation of the business plan and hiring of personnel, ensuring compliance with local requirements and assisting with legal arrangements as needed by the business. For the three months ended March 31, 2022 and 2021, the Company recorded royalty revenue of $12 and $19, respectively, under this arrangement.
In accordance with the First Amended Joint Venture and License Agreements, FlyBlade India was permitted to have a total of five directors, three of which were permitted to be appointed by Hunch and provided that Blade held at least a 10% interest, a single director was permitted to be appointed by the Company. Based upon Blade having less than ten percent (10)% interest on March 31, 2022, Blade held no board seat and lacked the power to appoint members of the FlyBlade India executive management team. As such, the Company is viewed as having minimal influence and control over FlyBlade India.
The Company has recorded the investment at cost less impairment if any. Based upon a qualitative assessment, the Company has determined that the investment should not be impaired. Qualitative considerations included an evaluation of the COVID-19 pandemic delays to the start-up of flight operations in India. Both Hunch and Blade remain committed to the venture and discussions are underway with third parties to raise the next round of equity capital for the joint venture. As such, no impairment was warranted as of March 31, 2022.
As of March 31, 2022 and December 31, 2021, other non-current assets included amounts due from Blade India of $132 and $120, respectively.
Note 4 – Intangible Assets
The following table presents information about the Company's intangible assets as of:

		March 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to Helijet’s scheduled passenger routes in Canada	5 years	$12,617	$(841)	$11,776	$12,357	$(206)	$12,151
Customer list	5-10 years	11,542	(1,270)	10,272	11,542	(957)	10,585
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(93)	913	1,006	(51)	955
Developed technology	3 years	250	(45)	205	250	(24)	226
Total		$25,919	$(2,249)	$23,670	$25,659	$(1,238)	$24,421
For the three months ended March 31, 2022 and 2021, amortization of its finite-lived intangible assets was $997 and $47, respectively.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
As of March 31, 2022, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2022 (nine months)	$3,017
2023	3,938
2024	3,810
2025	3,751
2026	3,751
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
Balance sheet information related to the Company’s leases is presented below:

Operating leases:	March 31, 2022	December 31, 2021
Operating right-of-use asset	$958	$713
Operating lease liability, current	496	438
Operating lease liability, long term	466	278
The following provides details of the Company’s lease expense:

	Three Months Ended March 31,
Lease cost:	2022	2021
Short-term lease cost	$38	$12
Operating lease cost	183	115
Total	$221	$127
Other information related to leases is presented below:

March 31, 2022
Weighted-average discount rate – operating lease	5.00%
Weighted-average remaining lease term – operating lease (in months)	23

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of March 31, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities and other short-term leases were as follows:

For the Year Ended December 31,
Remainder of 2022	$413
2023	468
2024	103
2025	28
Total future minimum lease payments, undiscounted	1,012
Less: Imputed interest for leases in excess of one year	(50)
Present value of future minimum lease payments	$962
Note 6 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2022	8,084,676	$0.19	$0.21	5.6	$69,875
Granted	—	—	—
Exercised	(115,103)	0.18	0.34
Forfeited	—	—	—
Outstanding – March 31, 2022	7,969,573	$0.19	$0.21	5.3	$67,126
Exercisable as of March 31, 2022	7,969,573	$0.19	$0.21	5.3	$67,126
For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $109, respectively, in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of March 31, 2022, $0 of stock options remain subject to amortization.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Restricted Stock
During the three months ended March 31, 2022, the Company granted an aggregate of 150,556 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	2,373,523	$8.22
Granted	150,556	7.21
Vested	(41,340)	7.61
Forfeited	(10,816)	8.67
Non-vested – March 31, 2022	2,471,923	$8.20
For the three months ended March 31, 2022 and 2021, the Company recorded $2,098 and $1,795 in employee and officers restricted stock compensation expense. As of March 31, 2022, unamortized stock-based compensation costs related to restricted share arrangements was $15,128 and will be recognized over a weighted average period of 2.62 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Software development	$275	$71
General and administrative	1,723	1,833
Selling and marketing	100	—
Total stock-based compensation expense	$2,098	$1,904
Note 7 – Income Taxes

The Company has not recorded tax benefits on the loss before income taxes due to a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting the inability to demonstrate the realizability of such loss carry forwards.

As of March 31, 2022, the Company has a net deferred tax liability, due to what is referred to as a “naked credit.” The naked credit exists when a deferred tax liability can only be offset up to 80% by NOLs generated in tax years beginning in 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of March 31, 2022 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.
Note 8 – Earnings Per Share
A reconciliation of net loss and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(11,012)	$(4,221)

Total weighted-average basic and dilutive common shares outstanding	70,774,138	26,099,102

Net loss per common share:
Basic and dilutive loss per common share	$(0.16)	$(0.16)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, because the effect of their inclusion would be anti-dilutive:

	March 31,
	2022	2021
Warrants to purchase shares of common stock	14,166,666	—
Options to purchase shares of common stock	7,969,573	9,699,468
Restricted shares of common stock	2,471,923	—
Total potentially dilutive securities	24,608,162	9,699,468

Note 9 – Related Party Transactions
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
For the three months ended March 31, 2021, the Company paid Underhill approximately $312 for air charter services.
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
As of March 31, 2022, the Company has a remaining unfulfilled obligation for the years ending December 31, 2022, 2023 and 2024 under agreements with operators to purchase flights with an aggregate value of approximately $4,075, $7,989 and $1,128, respectively. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending December 31, 2022, 2023 and 2024 with an aggregate value of approximately $1,942, $1,128 and $1,128, respectively. In addition, obligations amounting to $6,861 for the year ending December 31, 2023 could be terminated by Blade for convenience upon 30 or 60 days’ notice.

See also Note 14 - Subsequent Events for details on a CPA amended in April 2022.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of March 31, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

On April 1, 2021, Shoreline Aviation, Inc. (SAI) filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc (SAFE)., Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleged, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”).
On March 16, 2022, SAI and the Blade Defendants filed a Joint Stipulation and Order of Dismissal with Prejudice in the Court, in which, SAI and the Blade Defendants stipulated and agreed that pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(ii), all of SAI’s claims against the Blade Defendants were dismissed with prejudice. The Blade Defendants expressly denied any wrongdoing and did not admit any liability.
Note 11 – Warrant Liabilities
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
Note 12 – Fair Value Measurements
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2022	December 31, 2021
Warrant liabilities - Public Warrants	1	$18,608	$20,258
Warrant liabilities - Private Warrants	2	10,150	11,050
Fair value of aggregate warrant liabilities		$28,758	$31,308
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
The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date and at March 31, 2022, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2022	$20,258	$11,050	$31,308
Change in fair value of warrant liabilities	(1,650)	(900)	(2,550)
Fair value as of March 31, 2022	$18,608	$10,150	$28,758
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
Note 14 – Subsequent Events
In April 2022, the Company amended its CPA with one of its aircraft operators, the operator dedicated four (with the plan to expand to six) aircraft for the exclusive use of Blade for three years. The amended agreement increases the Company’s Capacity Purchase Agreements obligations (as provided in Note 10) for the years ending December 31, 2022, 2023, 2024 and 2025 by $0, $6,000, $600 and $6,000, respectively. Blade has the right to terminate this agreement without cause upon 60 days written notice, upon such termination the guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit at the time of such termination.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward- looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include: the duration and severity of the COVID-19 pandemic, failure of the markets for our offerings to grow as expected, or at all; our ability to attract and retain customers and increase existing customer utilization rates; the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology or the failure of such technology to deliver the expected results and cost savings; our ability to successfully enter new markets and launch new offerings; accidents or safety-related events involving small aircraft that create adverse publicity; the effects of competition; effects of pricing pressures; injuries to our reputation and brand; challenges to our ability to provide quality customer support at scale; events that cause decreases in our daily aircraft usage rates and flier utilization rates; shifts in customer preferences, discretionary spending and the ability of our customers to pay for our services; disruption of operations at the helioports and airports where our operations are concentrated; risks associated climate change, including potential increased impacts of severe weather and regulatory activity; the availability of aircraft fuel; technology system failures, defects, errors, or vulnerabilities and cyber-based attacks; our ability to receive favorable placements in mobile application marketplaces and effectively operate our mobile operating systems and applications; our ability to protect our intellectual property rights; risks related to our use of open source software; our ability to maintain and expand our facility and infrastructure network; our ability to obtain additional funding on acceptable terms, or at all; our ability to successfully navigate international expansion; our ability to identify, complete and successfully integrate acquisitions; our ability to manage future growth effectively; our ability or that of our third-party operators to obtain sufficient insurance at reasonable cost, or at all; the loss of key members of our management team; disruptions in the operations of our third-party operators, their failure to perform adequately, or their misuse of Blade-branded aircraft; the loss of our existing relationships with third-party operators or our inability to attract and retain qualified new operators to meet demand; disruptions or interference in our use of third-party web services; changes in our regulatory environment, including aviation law and FAA regulations; regulatory obstacles that may block our ability to offer our services in certain jurisdictions on a profitable basis, or at all; our ability to comply with privacy, data protection, consumer protections and environmental laws and regulations and changes to such laws and their interpretations; our ability to remediate any material weaknesses or maintain effective an effective system of disclosure controls and internal control over financial reporting; changes in the fair value of our warrants; and other factors beyond our control; and other factors beyond our control. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in “Risk Factors” included in the Annual Report on Form 10-K for the year ended September 30, 2021, and in our other filings with the Securities and Exchange Commission (the SEC). Except as required by law, we do not assume any obligation to update any forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise.
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
Significant Transactions
Purchase of Exclusive Rights to Helijet International, Inc.’s Scheduled Passenger Routes in Canada
On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. (Helijet), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12 million. The agreement has an initial term of five years and will be automatically renewed for successive two-year periods. This transaction is consistent with Blade’s asset-light model, where the Company organically creates or purchases, valuable routes and contracts with incumbent aircraft operators to fly on its behalf. Routes are between Vancouver, Victoria and Nanaimo, British Columbia where Blade will invest in Helijet’s heliport terminal infrastructure; flights range from 20 to 40 minutes. Flights revenue generated through those exclusive rights are included in the Short Distance line of business.
This transaction was accounted for as a purchase of an intangible asset under ASC 350, Intangibles—Goodwill and Other, per which the Company capitalized the consideration paid and acquisition related costs as an intangible asset and amortize it over five years. See Note 4 to the unaudited interim condensed consolidated financial statements for additional information on the intangibles.
Acquisition of Trinity Air Medical, Inc.
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
Business Overview

Blade is a technology-powered, global air mobility platform committed to reducing travel friction by providing cost-effective air transportation alternatives to some of the most congested ground routes in the U.S. and abroad. Today, we predominantly use helicopters and amphibious aircraft for our passenger routes and are also one of the largest air medical transporters of human organs for transplant in the world. Our asset-light model, coupled with our exclusive passenger terminal infrastructure, is designed to facilitate a seamless transition to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility to the public that is both quiet and emission-free. Blade currently operates in three key lines of business:
•Short Distance — Consisting primarily of helicopter and amphibious seaplane flights in the United States and Canada between 10 and 100 miles in distance with prices starting at approximately $195 per seat (or, in the case of our New York City airport transfer service, as low as $95 per seat with the purchase of an annual Airport Pass for $795). Flights are also available on a full aircraft charter basis. Prices per seat are presented at full dollar value and not rounded.
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

	Three Months Ended March 31,
	2022	2021
Seats flown – all passenger flights(1)	18,494	2,255
__________
(1) Prior period amounts have been updated to conform to current period presentation.
We define “Seats flown — all passenger flights” as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement, and excludes organ transportation flights regardless of whether the organ is accompanied by a medical team. Our long-term strategy is primarily focused on growth in by-the-seat products, and we believe that “Seats flown — all flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all passenger flights,” but has less impact on revenue, which is heavily influenced by our MediMobility Organ Transport and Jet product line where we typically fly fewer or sometimes no passengers over long distances at a high price. We believe the “Seats flown — all flights” metric is useful to investors in understanding the overall scale of our business and trends in the number of passengers paying to use our service.

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
As a result of this decline, we paused our New York airport service from March 2020 through June 2021. Additionally, we significantly reduced the number of Northeast commuter flights we offered in the typically high-demand summer season during 2020 and implemented new measures to focus on the personal safety of our air and ground passengers during the pandemic, which did not materially increase our costs. Despite the decline in our Short Distance business, we have seen increased demand for our MediMobility Organ Transport and Jet services during the pandemic.
On April 8, 2020, we received a loan in the principal amount of approximately $1.2 million through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), which we used to help sustain our employee payroll costs and rent. On May 7, 2021, we repaid the PPP Loan in full.

While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport and later adding Newark Airport. Additionally, we have seen recovering demand on our other short distance routes. However, adverse developments related to the pandemic, such as the emergence of new variants that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our short distance products and postpone our ability to resume paused services or launch planned route expansions. For example, the emergence of the Omicron variant resulted in a negative impact to our Short Distances services during the quarter ending March 31, 2022, while our MediMobility Organ Transport and Jet businesses remained unaffected.
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
Ability to attract and retain customers in our MediMobility Organ Transport and Jet business

Our MediMobility Organ Transport business primarily serves transplant centers and Organ Procurement Organizations (OPOs and, together, MediMobility Customers). Transportation for the hearts, lungs and livers that make up the vast majority of this business line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which MediMobility Customers evaluate our performance. We utilize the same fixed wing aircraft and aircraft operators for our retail jet charter customers, who are also primarily concerned with availability and pricing, but typically book with much more advance notice.

Historically, the combination of Blade's retail jet charter and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated jet aircraft and crews for our MediMobility Organ Transport and Jet business line. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given recent significant increases in demand for private jet aircraft in the United States. Recent increased demand for private jets has led to increased charter costs and more limited availability in the spot jet charter market, but has not limited Blade's ability to maintain or increase our access to dedicated jet aircraft at fixed prices.

Expansion into New Geographic Markets

Our consumer-facing growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure in the Northeast and on the West Coast, that are facing increasing ground congestion. In these areas, Blade’s urban air mobility services can provide the most time savings for our fliers, and given the short distances involved, costs for our services can be comparable to luxury, private car services. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure. In addition to these domestic target markets, we will continue to explore international markets through joint ventures, as in India. For example, as discussed above, in November 2021 we entered into an agreement with Helijet, which expanded our business in Canada. The number of potential fliers using our urban air mobility services in any of these markets cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.
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
We believe that Blade is well positioned to introduce EVA into commercial service, once available, for a number of reasons. We believe our existing short distance routes are compatible with EVA, which are initially expected to have a limited range, and our existing terminal space will accommodate EVA. Blade’s unit economics are designed to be profitable using either conventional helicopters or EVA, even if early EVA do not deliver significant cost savings relative to helicopters. Moreover, Blade’s asset-light business model and technology platform are operator and aircraft agnostic, enabling a seamless transition to EVA.
Seasonality

Historically, we experienced significant seasonality in our Short Distance businesses with flight volume peaking during the quarters ended June 30 (Q2) and September 30 (Q3) of each fiscal year due to the busy summer travel season, with lower volume during the quarters ended March 31 (Q1) and December 31 (Q4). In calendar year 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. In 2021, we saw a recovery in demand for summer travel, resulting in a return to more typical seasonality. Thus far in 2022, we have seen a continued recovery in demand trends more in line with typical seasonality, however we did experience a minimal impact from the COVID-19 Omicron variant during the first quarter. Blade’s Short Distance expansion strategy is focused on routes with significantly less seasonality, such as intercity transfers, airport, and year-round commuter routes. We also continue to expand our MediMobility Organ Transport business, which sees consistent year-round demand, both organically and through acquisition. Thus, we expect that seasonality in revenue will decrease as our business grows and our revenue mix shifts to these new, year-round routes.
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
Software Development
Software development expenses consist primarily of staff costs and stock-based compensation costs. Software development costs are expensed as incurred.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$26,630	$9,273

Operating expenses
Cost of revenue(1)	23,707	7,797
Software development(1)	835	289
General and administrative(1)	13,978	4,825
Selling and marketing(1)	1,800	587
Total operating expenses	40,320	13,498

Loss from operations	(13,690)	(4,225)

Other non-operating income (expense)
Change in fair value of warrant liabilities	2,550	—
Interest income, net	264	4
Realized loss from sale of short term investments	(136)	—
Total other non-operating income	2,678	4

Net loss	$(11,012)	$(4,221)
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Revenue	$26,630	$9,273	187%

Disaggregated revenue by product line was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Product Line(1):
Short Distance	$4,203	$1,051
MediMobility Organ Transport and Jet	22,115	7,727
Other	312	495
Total Revenue	$26,630	$9,273

__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended March 31, 2022 and 2021, revenue increased by $17.4 million or 187%, from $9.3 million in 2021 to $26.6 million in 2022. The increase in revenue was driven by the acquisition of Trinity (September 2021), the acquisition of Helijet’s scheduled routes in Vancouver, Canada (November 2021) and organic growth in both Short Distance and MediMobility Organ Transport and Jet.
Short Distance aviation services increased by $3.2 million in 2022, an increase of 300%. Growth in Short Distance was driven by the acquisition of Helijet’s scheduled routes in Vancouver, Canada, increased demand for helicopter charter flights, and the reintroduction of our by-the-seat airport transfer products, beginning in June 2021.
MediMobility Organ Transport and Jet businesses increased by $14.4 million in 2022, an increase of 186%. In MediMobility Organ Transport, growth was driven by the acquisition of Trinity and organic growth from new hospital clients onboarded in recent months. In Jet, growth was driven by the successful acquisition of additional fliers, more frequent trips from existing fliers and an increase in the average price per trip.

Other revenue decreased from $0.5 million to $0.3 million driven primarily by lower revenue from ground transportation services.
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$23,707	$7,797	204%
Percentage of revenue	89%	84%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended March 31, 2022 and 2021, cost of revenue increased by $15.9 million or 204%, from $7.8 million during 2021 to $23.7 million in 2022 driven by increased flight volume and an increase and the average price per trip. Cost of revenue as a percentage of revenues increased by 5 points from 84% to 89%, attributable primarily to (i) the reintroduction of our by-the-seat airport transfer service, which was paused during the comparable 2021 period and is currently operating below breakeven during the ramp period, as expected; and (ii) the impact of the Omicron variant on demand for travel in Vancouver, Canada, where significant public health restrictions were in effect during the period.
Software Development

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$835	289	189%
Percentage of revenue	3%	3%
For the three months ended March 31, 2022 and 2021, software development costs increased $0.5 million, or 189%, from $0.3 million during 2021 to $0.8 million in 2022, attributable to a $0.3 million increase in staff costs due to hiring and an increase of $0.2 million in stock based compensation.
General and Administrative

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$13,978	$4,825	190%
Percentage of revenue	52%	52%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the three months ended March 31, 2022 and 2021, general and administrative expense increased by $9.2 million, or 190%, from $4.8 million during 2021 to $14.0 million in 2022.

The primary drivers of the increase were: (i) a $2.7 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through the consolidation of Trinity, across new geographies and product lines as well as the requirement for additional roles following the Company becoming public in May 2021; (ii) a $1.7 million increase in legal and regulatory advocacy fees, which we do not expect to reoccur at this level, in connection with the proposed flight volume restrictions at East Hampton Airport, potential operational restrictions on large jet aircraft at Westchester Airport and our recent settlement of the Shoreline matter; (iii) a $1.6 million increase in Directors & Officers (“D&O”) insurance expense following the Company becoming public; (iv) a $1.0 million increase in intangibles amortization costs in connection with the Trinity and Helijet transactions; and (v) a $1.0 million increase in professional fees related to certain mergers and acquisitions transactions.

Selling and Marketing

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$1,800	$587	207%
Percentage of revenue	7%	6%
For the three months ended March 31, 2022 and 2021, selling and marketing expense increased by $1.2 million, or 207%, from $0.6 million during 2021 to $1.8 million in 2022. The increase is attributable primarily to higher marketing spend in connection with the recently re-launched Blade Airport products and higher marketing activity in line with the overall increase in flights.

Other non-operating income

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$2,550	$—
Interest income, net	$264	$4
Realized loss from sale of short term investments	$(136)	$—
Total other non-operating income	$2,678	$4	NM(1)
__________
(1) Percentage not meaningful
For the three months ended March 31, 2022, other non-operating income consists of $2.6 million non-cash income due to fair value revaluation of warrant liabilities, $0.3 million interest income, net of interest expense and a $0.1 million realized loss from sale of short term investments. We earn interest income on our money market and short-term investments. An unrealized change in fair value of short term investments was realized upon the sale of part of the underlying investment in the current quarter.
Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters leading up to the period ended March 31, 2022. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(in thousands)
Product Line:(1)
Short Distance	$4,203	$6,255	$13,403	$5,798
MediMobility Organ Transport and Jet	22,115	17,976	6,543	6,423
Other	312	387	370	730
Total Revenue	$26,630	$24,618	$20,316	$12,951

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(in thousands)
Product Line:(1)
Short Distance	$1,051	$2,210	$3,753	$692
MediMobility Organ Transport and Jet	7,727	5,444	4,333	2,573
Other	495	332	233	173
Total Revenue	$9,273	$7,986	$8,319	$3,438
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Liquidity and Capital Resources
Sources of liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $2.5 million and $2.6 million , respectively, and restricted cash of $1.7 million and $0.6 million , respectively. In addition, as of March 31, 2022 we had $266.6 million of short-term investments in a traded mutual fund which could be liquidated with a one day notice. We anticipate that our available cash and cash equivalents and short-term investments will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Our future capital requirements will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility.
Liquidity Requirements
As of March 31, 2022, we had net working capital of $269.5 million , including cash and cash equivalents of $2.5 million. We had a net loss of $11.0 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of March 31, 2022, we had unfulfilled capacity purchase agreements with various aircraft operators to purchase flights with an aggregate value of $4.1 million for the year ending December 31, 2022, $1.9 million of which may be cancelled by us immediately if a government authority enacts travel restrictions. See “—Capacity Purchase Agreements” within Note 10 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(10,065)	$(605)	1,564%
Net cash provided by (used in) investing activities	10,997	(53)	(20,849)%
Net cash provided by (used in) financing activities	16	(1,753)	(101)%
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $10.1 million, primarily driven by a net loss of $11.0 million, partially offset by a change in operating assets and liabilities of $0.1 million and adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $2.6 million, stock-based compensation expense of $2.1 million and depreciation and amortization of $1.1 million. The net change in operating assets and liabilities was primarily driven by increases in accounts payable and accrued expenses of $2.6 million and deferred revenue of $0.3 million, partially offset by increases in accounts receivable of $0.5 million, other non-current assets of $0.6 million and prepaid expenses and other current assets of $1.7 million.
For the three months ended March 31, 2021, net cash used in operating activities was $0.6 million, primarily driven by a net loss of $4.2 million, partially offset by a change in operating assets and liabilities of $1.6 million and adjusted for non-cash items consisting of stock-based compensation of $1.9 million and depreciation and amortization of $0.1 million,. The net change in operating assets and liabilities was primarily driven by a $1.9 million increase in accounts payable and accrued expenses and a $0.5 million decrease in accounts receivable, partially offset by a $0.8 million increase in prepaid expenses and other current assets.

Investing Activities
For the three months ended March 31, 2022, net cash provided by investing activities was $11.0 million, driven by $11.7 million of proceeds from the sale of short-term investments, partially offset by $0.4 million in purchases of property and equipment and $0.3 million in purchases of short term investments.
For the three months ended March 31, 2021, net cash used in investing activities was $0.1 million, driven by $0.1 million in purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $0.02 million, primarily reflecting proceeds from the exercise of stock options.
For the three months ended March 31, 2021, net cash used in financing activities was $1.8 million, primarily reflecting deferred recapitalization costs related to the reverse merger.

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
For information on the Company’s significant accounting policies and estimates refer to Note 1 “—Use of Estimates” and Note 2 to the Company’s unaudited interim condensed consolidated financial statements.
Item 3. Quantitative and qualitative disclosures about market risk
Not applicable.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. We determined that our internal control over financial reporting had the following material weakness - the Company has not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:

•Management’s evaluation of whether the internal controls are designed to prevent or detect material misstatements or omissions;
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
•That the results of the control tests were appropriately considered.

Management has concluded that these deficiencies may impact the Company’s financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis and represent a material weakness in the Company’s internal control over financial reporting.

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

Notwithstanding the material weakness, management has concluded that the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

Management’s Plans for Remediation

The Company is remediating this material weakness as efficiently and effectively as possible, with the hiring of a Director of Internal Controls to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting.

These plans are subject to ongoing review by senior management with Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls over financial reporting. The Company expects to complete the required remedial action during 2022.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of March 31, 2022, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
On April 1, 2021, Shoreline Aviation, Inc. (SAI) filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc. (SAFE), Ryan A. Pilla, Blade Urban Air Mobility, Inc., Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleged, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”).
On March 16, 2022, SAI and the Blade Defendants filed a Joint Stipulation and Order of Dismissal with Prejudice in the Court, in which, SAI and the Blade Defendants stipulated and agreed that pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(ii), all of SAI’s claims against the Blade Defendants were dismissed with prejudice. The Blade Defendants expressly denied any wrongdoing and did not admit any liability.

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
Not applicable.
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

BLADE AIR MOBILITY, INC.

Date: May 10, 2022	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2022	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)