Form 10-Q
period 2022-06-30
Blade Air Mobility, Inc.
filed 2022-08-09
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

55 Hudson Yards, 14th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, there were 71,432,103 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$186,556	$2,595
Restricted cash	1,690	630
Accounts receivable	9,672	5,548
Short-term investments (cost: June 30, 2022 - $70,308; December 31, 2021 - $280,263)	69,607	279,374
Prepaid expenses and other current assets	10,700	6,798
Total current assets	278,225	294,945

Non-current assets:
Property and equipment, net	2,304	2,045
Investment in joint venture	200	200
Intangible assets, net	22,743	24,421
Goodwill	13,328	13,328
Operating right-of-use asset	6,003	713
Other non-current assets	1,384	232
Total assets	$324,187	$335,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,648	$6,369
Deferred revenue	8,500	5,976
Operating lease liability, current	2,364	438
Total current liabilities	18,512	12,783

Non-current liabilities:
Warrant liability	9,492	31,308
Operating lease liability, long-term	3,748	278
Deferred tax liability	144	144
Total liabilities	31,896	44,513

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at June 30, 2022 and December 31, 2021. No shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 71,397,326 and 70,667,381 shares issued at June 30, 2022 and December 31, 2021, respectively.	7	7
Additional paid in capital	371,690	368,680
Accumulated other comprehensive loss	(388)	(898)
Accumulated deficit	(79,018)	(76,418)
Total stockholders' equity	292,291	291,371

Total Liabilities and Stockholders' Equity	$324,187	$335,884
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$35,633	$12,951	$62,263	$22,224

Operating expenses
Cost of revenue (1)	30,522	9,976	54,229	17,773
Software development (1)	1,062	323	1,897	612
General and administrative (1)	12,144	9,808	26,122	14,633
Selling and marketing (1)	1,638	615	3,438	1,202
Total operating expenses	45,366	20,722	85,686	34,220

Loss from operations	(9,733)	(7,771)	(23,423)	(11,996)

Other non-operating income (expense)
Change in fair value of warrant liabilities	19,266	(14,913)	21,816	(14,913)
Realized loss from sales of short term investments	(1,576)	—	(1,712)	—
Recapitalization costs attributable to warrant liabilities	—	(1,742)	—	(1,742)
Interest income, net	455	140	719	144
Other non-operating income (expense)	18,145	(16,515)	20,823	(16,511)

Net income (loss)	$8,412	$(24,286)	$(2,600)	$(28,507)

Net income (loss) per share (Note 7):
Basic	$0.11	$(0.47)	$(0.04)	$(0.74)
Diluted	$0.10	$(0.47)	$(0.04)	$(0.74)
Weighted-average shares used to compute net income ( loss) per share:
Basic	71,051,523	51,569,634	70,913,597	38,547,863
Diluted	78,497,356	51,569,634	70,913,597	38,547,863
(1) Prior period amounts have been updated to conform to current period presentation.
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$8,412	$(24,286)	$(2,600)	$(28,507)
Other comprehensive income (loss):
Unrealized investment losses	(140)	—	(1,520)	—
Less: Reclassification adjustment for losses included currently in net income (loss)	1,576	—	1,712	—
Foreign currency translation adjustments for the period	77	—	318	—
Other comprehensive income	1,513	—	510	—
Comprehensive income (loss)	$9,925	$(24,286)	$(2,090)	$(28,507)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of April 1,2022	70,845,636	$7	$370,794	$(1,901)	$(87,430)	$281,470
Issuance of common stock upon exercise of stock options	325,040	—	58	—	—	58
Issuance of common stock upon settlement of restricted stock units	356,376	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,844	—	—	1,844
Shares withheld related to net share settlement	(129,726)	—	(1,006)	—	—	(1,006)
Other comprehensive income	—	—	—	1,513	—	1,513
Net income	—	—	—	—	8,412	8,412
Balances as of June 30, 2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291

Balances as of April 1, 2021	26,115,840	$3	$51,413	$—	$(43,720)	$7,696
Issuance of common stock upon exercise of stock options	9,627	—	5	—	—	5
Stock-based compensation- restricted stock	—	—	1,862	—	—	1,862
Stock-based compensation- stock options	—	—	656	—	—	656
Shares withheld related to net share settlement	—	—	(52)	—	—	(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	30,778,021	3	191,180	—	—	191,183
Shares issued in PIPE, net of issuance costs	12,500,000	1	119,633	—	—	119,634
Net loss	—	—	—	—	(24,286)	(24,286)
Balance as of June 30, 2021	69,403,488	$7	$364,697	$—	$(68,006)	$296,698

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance as of January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	440,143	—	79	—	—	79
Issuance of common stock upon settlement of restricted stock units	422,341	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,942	—	—	3,942
Shares withheld related to net share settlement	(132,539)	—	(1,011)	—	—	(1,011)
Other comprehensive income	—	—	—	510	—	510
Net loss	—	—	—	—	(2,600)	(2,600)
Balances as of June 30, 2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291

Balance as of January 1, 2021	26,069,962	$3	$49,492	$—	$(39,499)	$9,996
Issuance of common stock upon exercise of stock options	55,505	—	22	—	—	22
Stock-based compensation - restricted stock	—	—	3,657	—	—	3,657
Stock-based compensation - stock options	—	—	765	—	—	765
Shares withheld related to net share settlement	—	—	(52)	—	—	(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	30,778,021	3	191,180	—	—	191,183
Shares issued in PIPE, net of issuance costs	12,500,000	1	119,633	—	—	119,634
Net loss	—	—	—	—	(28,507)	(28,507)
Balance as of June 30, 2021	69,403,488	$7	$364,697	$—	$(68,006)	$296,698
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(2,600)	$(28,507)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	2,300	266
Stock-based compensation	3,942	4,422
Change in fair value of warrant liabilities	(21,816)	14,913
Realized loss from sales of short term investments	1,712	—
Unrealized foreign exchange gain / losses	(5)	—
Recapitalization costs attributable to warrant liabilities	—	1,742
Loss on disposal of property and equipment	65	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,902)	(5,745)
Accounts receivable	(4,124)	(167)
Other non-current assets	(1,152)	(32)
Operating right-of-use assets/lease liabilities	106	18
Accounts payable and accrued expenses	1,275	2,419
Deferred revenue	2,524	848
Net cash used in operating activities	(21,675)	(9,823)

Cash Flows From Investing Activities:
Purchase of property and equipment	(626)	(197)
Purchase of short-term investments	(453)	(303,163)
Proceeds from sales of short-term investments	208,700	—
Net cash provided by / (used in) investing activities	207,621	(303,360)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	79	22
Taxes paid related to net share settlement of equity awards	(1,011)	—
Repayment of note payable	—	(1,165)
Proceeds from recapitalization of EIC, net of issuance costs	—	214,988
Proceeds from sale of common stock in PIPE, net of issuance costs	—	119,634
Net cash (used in) / provided by financing activities	(932)	333,479

Effect of foreign exchange rate changes on cash balances	7	—
Net increase in cash and cash equivalents and restricted cash	185,021	20,296
Cash and cash equivalents and restricted cash - beginning	3,225	10,337
Cash and cash equivalents and restricted cash - ending	$188,246	$30,633

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$186,556	$30,003
Restricted cash	1,690	630
Total	$188,246	$30,633

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$5,871	$13

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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
Recently Issued Accounting Standards - Adopted
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Recently Issued Accounting Standards - Not Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, (“ASC 470-20”), that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.

Note 2 – Revenue
Revenue Recognition
For Short Distance revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services.

MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized as the service is completed.

Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet payments are typically collected at the time of booking before the performance of the related service. The revenue is recognized as the service is completed.

The Company initially records flight sales in its unearned revenue, deferring revenue recognition until the travel occurs. Unearned revenue from customer credit and gift card purchases is recognized as revenue when a flight is flown or upon the expiration of the gift card. Unearned revenue from the Company’s passes is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of June 30, 2022 and December 31, 2021, the Company's contract liability balance is $8,500 and $5,976, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The Company recognizes

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

revenue for expired customer credits and gift cards upon expiration. The table below presents a roll forward of the contract liability balance:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$5,976	$4,418
Additions	36,662	22,591
Revenue recognized	(34,138)	(21,743)
Balance, end of period	$8,500	$5,266
For the six months ended June 30, 2022, the Company recognized $3,603 of revenue that was included in the contract liability balance as of January 1, 2022. For the six months ended June 30, 2021, the Company recognized $2,224 of revenue that was included in the contract liability balance as of January 1, 2021.

Certain governmental taxes are imposed on the Company's flight sales through a fee included in flight prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from revenue.

The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, the second and third quarter (ended on June 30 and September 30, respectively) financial results have reflected higher Short Distance travel demand and were better than the first and fourth quarter (ended March 31 and December 31) financial results. Historically, MediMobility Organ Transport demand has not been seasonal. Jet and Other revenue have historically been stronger in the first and fourth quarter (ended on March 31 and December 31, respectively) given that the Company’s by-the-seat jet service has operated only between November and April.
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
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant.
•Jet and Other –  Consists principally of revenues from non-medical jet charter, by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.

Disaggregated revenue by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product Line(1):
Short Distance	$10,963	$5,798	$15,166	$6,849
MediMobility Organ Transport	17,249	1,550	29,924	2,885
Jet and Other	7,421	5,603	17,173	12,490
Total Revenue	$35,633	$12,951	$62,263	$22,224
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Cost of Revenue
Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees and internal costs incurred in generating ground transportation revenue using the Company's owned cars.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 3 – Intangible Assets
The following table presents information about the Company's intangible assets as of:

		June 30, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to Helijet’s scheduled passenger routes in Canada	5 years	$12,705	$(1,482)	$11,223	$12,357	$(206)	$12,151
Customer list	5-10 years	11,542	(1,582)	9,960	11,542	(957)	10,585
Domain name	Indefinite	$504	—	504	504	—	504
Trademarks	6-10 years	$1,006	(134)	872	1,006	(51)	955
Developed technology	3 years	$250	(66)	184	250	(24)	226
Total		$26,007	$(3,264)	$22,743	$25,659	$(1,238)	$24,421
For the three months ended June 30, 2022 and 2021, amortization of its finite-lived intangible assets were $1,001 and $47, respectively. For the six months ended June 30, 2022 and 2021, amortization of its finite-lived intangibles assets were $1,998 and $94, respectively.
As of June 30, 2022, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2022 (balance of the year)	$2,020
2023	3,956
2024	3,827
2025	3,768
2026	3,578
Note 4 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a capacity purchase agreement would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
As of June 30, 2022, the Company have two significant leases and are as follows: an operating lease for office space located at 55 Hudson Yards in New York, New York for an initial term of 2.5 years, signed in May 2022; and aircraft leases that are embedded within one of its capacity purchase agreements, signed in April 2022. The Company allocated the consideration in the capacity purchase agreement to the lease and nonlease components based on their relative standalone value. The lease components of this agreement consist of a lease of up to 6 aircraft for a three-year term, and the nonlease components primarily consist of the costs associated with flight operations. Blade has the right to terminate this agreement without cause upon 60 days written notice, upon such termination the guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions. The Company determined its best estimate of the standalone value of the individual components by

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Consolidated Financial Statements
(amounts in thousands, except share and per share data)

considering observable information from publicly available market rates. See Note 9, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

Operating leases:	June 30, 2022	December 31, 2021
Operating right-of-use asset	$6,003	$713
Operating lease liability, current	2,364	438
Operating lease liability, long term	3,748	278
As of June 30, 2022, included in the table above is $2,510, $824 and $1,687 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within a capacity purchase agreement. As of December 31, 2021 there were no aircraft leases embedded within a capacity purchase agreement. As of June 30, 2022, included in the table above is $2,654, $1,064 and $1,690 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under the new office space located at 55 Hudson Yards in New York, New York.

The following provides details of the Company’s lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	2022	2021	2022	2021
Short-term lease cost	$59	$66	$97	$78
Operating lease cost	227	116	410	231
Operating lease cost - cost of revenue	250	—	250	—
Total	$536	$182	$757	$309
Operating lease costs related to aircraft leases that are embedded within a capacity purchase agreements are reported as part of Cost of Revenue.

Other information related to leases is presented below:

June 30, 2022
Weighted-average discount rate – operating lease	6.60%
Weighted-average remaining lease term – operating lease (in years)	2.4
As of June 30, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities and other short-term leases were as follows:

For the Year Ended December 31,
Remainder of 2022	$1,365
2023	2,699
2024	2,281
2025	300
2026 and thereafter	10
Total future minimum lease payments, undiscounted	6,655
Less: Imputed interest for leases in excess of one year	(543)
Present value of future minimum lease payments	$6,112

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 5 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2022	8,084,676	$0.19	$0.21	5.6	$69,875
Granted	—	—	—
Exercised	(440,143)	0.18	0.22
Forfeited	—	—	—
Outstanding – June 30, 2022	7,644,533	$0.19	$0.21	5.1	$32,661
Exercisable as of June 30, 2022	7,644,533	$0.19	$0.21	5.1	$32,661
For the three months ended June 30, 2022 and 2021, the Company recorded $0 and $656, respectively, in stock option expense. For the six months ended June 30, 2022 and 2021, the Company recorded $0 and $765, respectively, in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of June 30, 2022, $0 of stock options remain subject to amortization.
Restricted Stock
During the three months ended June 30, 2022, the Company granted an aggregate of 270,357 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	2,373,523	$8.22
Granted	420,913	7.27
Vested	(394,430)	8.01
Forfeited	(45,777)	8.88
Non-vested – June 30, 2022	2,354,229	$8.24
For the three months ended June 30, 2022 and 2021, the Company recorded $1,844 and $1,862 in employee and officers restricted stock compensation expense. For the six months ended June 30, 2022 and 2021, the Company recorded $3,942 and $3,657 in employee and officers restricted stock compensation expense. As of June 30, 2022, unamortized stock-based compensation costs related to restricted share arrangements was $14,970 and will be recognized over a weighted average period of 2.6 years.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software development	$254	$86	$529	$156
General and administrative	1,495	2,425	3,218	4,259
Selling and marketing	95	7	195	7
Total stock-based compensation expense	$1,844	$2,518	$3,942	$4,422
Note 6 – Income Taxes

The Company has not recorded tax benefits on the loss before income taxes due to a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss (“NOL”) carry forwards, reflecting the inability to demonstrate the realizability of such loss carry forwards.

As of June 30, 2022, the Company has a net deferred tax liability, due to what is referred to as a “naked credit.” The naked credit exists when a deferred tax liability can only be offset up to 80% by NOLs generated in tax years beginning in 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2022 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 7 – Earnings Per Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS for the three months ended June 30, 2022 shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net earnings (loss) and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and dilutive earnings (loss) per common share:
Net income ((loss) attributable to Blade Air Mobility, Inc.	$8,412	$(24,286)	$(2,600)	$(28,507)
Less: Undistributed earnings allocated to nonvested restricted stockholders	(256)	—	—	—
Basic net earnings (loss) available to common stockholders	8,156	(24,286)	(2,600)	(28,507)
Add: Undistributed earnings allocated to nonvested restricted stockholders	256	—	—	—
Less: Reallocation of undistributed earnings to nonvested restricted stockholders	(233)	—	—	—
Diluted net earnings (loss) available to common stockholders	8,179	(24,286)	(2,600)	(28,507)

Total weighted-average basic common shares outstanding	71,051,523	51,569,634	70,913,597	38,547,863
Effect of dilutive securities:
Stock options	7,445,833	—	—	—
Total effect of dilutive securities	7,445,833	—	—	—
Total weighted-average diluted common shares outstanding	78,497,356	51,569,634	70,913,597	38,547,863

Net earnings (loss) per common share:
Basic earnings (loss) per common share	$0.11	$(0.47)	$(0.04)	$(0.74)
Dilutive earnings (loss) per common share	$0.10	$(0.47)	$(0.04)	$(0.74)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021, because the effect of their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase shares of common stock	14,166,644	14,166,666	14,166,644	14,166,666
Options to purchase shares of common stock	—	9,689,826	7,644,533	9,689,826
Restricted shares of common stock	1,051,549	703,137	2,354,229	703,137
Total potentially dilutive securities	15,218,193	24,559,629	24,165,406	24,559,629

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
For the three and six months ended June 30, 2021, the Company paid Underhill approximately $1,100 and $1,412 respectively for air charter services.
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
As of June 30, 2022, the Company has a remaining unfulfilled obligation for the years ending December 31, 2022, 2023 2024 and 2025 under agreements with various aircraft operators to purchase flights with an aggregate value of approximately $4,187, $7,061, $8,628 and $7,500, respectively. The above remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within one of the capacity purchase agreements as discussed in Note 4 – Right-of-Use Asset and Operating Lease Liability. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending December 31, 2022, 2023, 2024 and 2025 with an aggregate value of approximately $1,288, $7,061, $8,628 and $7,500, respectively. In addition, obligations amounting to $1,120, $6,267, $7,500 and $7,500 for the years ending December 31, 2022, 2023, 2024 and 2025, respectively, could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro rated as of the termination date.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

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

Trinity Air Medical, LLC (“Trinity”), a wholly owned subsidiary of Blade Urban Air Mobility, Inc., has received a federal grand jury subpoena seeking records related to the provision of transplant transportation services. Trinity is cooperating with the subpoena.
Note 10 – Warrant Liabilities
Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2025 or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock, issuable upon such warrant exercise, has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. On June 10, 2022, the Company’s post-effective amendment on Form S-3 to its registration statement on Form S-1 registering the shares issuable upon exercise of the warrants was declared effective by the SEC.
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
Note 11 – Fair Value Measurements
The Company follows the guidance in ASC 820, Fair Value Measurement (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2022	December 31, 2021
Warrant liabilities - Public Warrants	1	$6,142	$20,258
Warrant liabilities - Private Warrants	2	3,350	11,050
Fair value of aggregate warrant liabilities		$9,492	$31,308
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
The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date and thereafter, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:`

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2022	$20,258	$11,050	$31,308
Change in fair value of warrant liabilities	(14,116)	(7,700)	(21,816)
Fair value as of June 30, 2022	$6,142	$3,350	$9,492
Note 12 – COVID-19 Risks and Uncertainties
COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has driven the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. At the onset of the pandemic, we experienced a substantial decline in the demand for our Short Distance passenger services due to travel restrictions that significantly reduced the number of commercial airline passengers and office closures that required many people to work from home, lowering commuter demand. However, we continued to see increasing demand for our MediMobility Organ Transport and Jet and Other services throughout the pandemic.
As a result of the decline in Short Distance demand, we paused our New York airport service from March 2020 through June 2021. Additionally, we implemented new measures to focus on the personal safety of our air and ground passengers during the pandemic, which did not materially increase our costs, and significantly reduced the number of Short Distance flights we offered in the typically high-demand summer season during 2020.
We began to see a recovery in Short Distance demand in Summer 2021. While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport and later adding Newark Airport. Additionally, we have seen recovering demand on our other Short Distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our Short Distance products and postpone our ability to launch planned route expansions.
Note 13 – Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Quarterly Report on Form 10-Q to ensure that these unaudited interim condensed consolidated financial statements include appropriate disclosure of events both recognized in the unaudited interim condensed consolidated financial statements and events which occurred but were not recognized in the unaudited interim condensed consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward- looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include: the duration and severity of the COVID-19 pandemic, failure of the markets for our offerings to grow as expected, or at all; our ability to attract and retain customers and increase existing customer utilization rates; the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology or the failure of such technology to deliver the expected results and cost savings; our ability to successfully enter new markets and launch new offerings; accidents or safety-related events involving small aircraft that create adverse publicity; the effects of competition; effects of pricing pressures; injuries to our reputation and brand; challenges to our ability to provide quality customer support at scale; events that cause decreases in our daily aircraft usage rates and flier utilization rates; shifts in customer preferences, discretionary spending and the ability of our customers to pay for our services; disruption of operations at the heliports and airports where our operations are concentrated; risks associated climate change, including potential increased impacts of severe weather and regulatory activity; the availability of aircraft fuel; technology system failures, defects, errors, or vulnerabilities and cyber-based attacks; our ability to receive favorable placements in mobile application marketplaces and effectively operate our mobile operating systems and applications; our ability to protect our intellectual property rights; risks related to our use of open source software; our ability to maintain and expand our facility and infrastructure network; our ability to obtain additional funding on acceptable terms, or at all; our ability to successfully navigate international expansion; our ability to identify, complete and successfully integrate acquisitions; our ability to manage future growth effectively; our ability or that of our third-party operators to obtain sufficient insurance at reasonable cost, or at all; the loss of key members of our management team; disruptions in the operations of our third-party operators, their failure to perform adequately, or their misuse of Blade-branded aircraft; the loss of our existing relationships with third-party operators or our inability to attract and retain qualified new operators to meet demand; disruptions or interference in our use of third-party web services; changes in our regulatory environment, including aviation law and FAA regulations; regulatory obstacles that may block our ability to offer our services in certain jurisdictions on a profitable basis, or at all; our ability to comply with privacy, data protection, consumer protections and environmental laws and regulations and changes to such laws and their interpretations; our ability to remediate any material weaknesses or maintain effective a system of disclosure controls and internal control over financial reporting; changes in the fair value of our warrants; and other factors beyond our control. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in “Risk Factors” included in the Annual Report on Form 10-K for the year ended September 30, 2021, and in our other filings with the Securities and Exchange Commission (the SEC). Except as required by law, we do not assume any obligation to update any forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise.

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
Significant Transactions
Potential Acquisition of the commercial passenger transport activities of Monacair S.A.M., Héli Sécurité and Azur Hélicoptère

On May 18, 2022, the Company, through Old Blade, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EOLA, SCP ABC, SCP JKL, SCP XYZ and certain of their shareholders. Pursuant to the Share Purchase Agreement, and upon the terms and subject to the conditions therein, Blade will acquire, through a wholly-owned French subsidiary, the commercial passenger transport activities of Monacair S.A.M, a Montegasque-based air carrier, and Héli Sécurité and Azur Hélicoptère, both French-based air carriers, for cash consideration of approximately $50.1 million (€47.8 million). Through a series of corporate reorganizations to occur pre-closing, the sellers will consolidate the assets to be acquired by Blade into newly formed entities. Upon closing, these newly formed entities will become wholly owned subsidiaries of Blade’s French subsidiary. Under the terms of the Share Purchase Agreement, the completion of the transaction is subject to certain closing conditions and the agreement may be terminated under certain specified circumstances, including, at Blade’s discretion, if the closing conditions are not fulfilled by September 30, 2022 or automatically on December 31, 2022 if the closing conditions are not fulfilled and the parties have not agreed to extend such date. The transaction is expected to close in late summer 2022.
Purchase of Exclusive Rights to Helijet International, Inc.’s Scheduled Passenger Routes in Canada
On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. entered into an agreement with Helijet International, Inc. (Helijet), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS, for cash consideration of $12 million. The agreement has an initial term of five years and will be automatically renewed for successive two-year periods. This transaction is consistent with Blade’s asset-light model, where the Company organically creates or purchases, valuable routes and contracts with incumbent aircraft operators to fly on its behalf. Routes are between Vancouver, Victoria and Nanaimo, British Columbia where Blade will invest in Helijet’s heliport terminal infrastructure; flights range from 20 to 40 minutes. Flight revenue generated through those exclusive rights is included in the Short Distance product line.
This transaction was accounted for as a purchase of an intangible asset under ASC 350, Intangibles—Goodwill and Other, per which the Company capitalized the consideration paid and acquisition related costs as an intangible asset and amortize it over five years. See Note 3 to the unaudited interim condensed consolidated financial statements for additional information on the intangibles.
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
•MediMobility Organ Transport — Consisting of transportation of human organs for transplant.
•Jet and Other — Consists principally of revenues from non-medical jet charter, by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.
Our Business Model
Blade leverages an asset-light business model: we neither own nor operate aircraft. Pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with the client from booking through flight arrival. For flights offered for sale by-the-seat, Blade schedules flights based on demand analysis and takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

We typically prenegotiate fixed hourly rates and flight times with our aircraft operators, paying only for flights actually flown, creating a predictable and flexible cost structure. Blade will sometimes provide guaranteed flight commitments to our aircraft operators.

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage fliers and organ transports across numerous simultaneous flights, coordinating multiple operators flying between terminals across our route network. We believe that this technology, which provides us with enhanced logistics capabilities and information from our fliers signaling their interest in new routes, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in flier volume, new routes, new operators, broader flight schedules, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

Our asset-light business model was developed to be scalable and profitable using conventional aircraft today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we purchase offsets to contract the carbon emissions generated by our urban air mobility services.
Key Business Metric
We collect, measure, and evaluate operating and financial data of our business to evaluate our performance, measure our progress, and make strategic decisions. The following table reflects the key operating metric we use to evaluate our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Seats flown – all passenger flights(1)	28,241	5,971	46,735	8,226
_________
(1) Prior period amounts have been updated to conform to current period presentation.
We define “Seats flown — all passenger flights” as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement, and excluding organ transportation flights regardless of whether the organ is accompanied by a medical team. Our long-term consumer-facing strategy is primarily focused on growth in by-the-seat products, and we believe that “Seats flown — all passenger flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all passenger flights,” but has less impact on revenue, which is heavily influenced by our MediMobility Organ Transport and Jet and Other product lines where we typically fly fewer or sometimes no passengers over long distances at a high price. We believe the “Seats flown — all passenger flights” metric is useful to investors in understanding the overall scale of our business and trends in the number of passengers paying to use our service.
Recent Developments — Impact of COVID-19
COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has driven the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. At the onset of the pandemic, we experienced a substantial decline in the demand for our Short Distance passenger services due to travel restrictions that significantly reduced the number of commercial airline passengers and office closures that required many people to work from home, lowering commuter demand. However, we continued to see increasing demand for our MediMobility Organ Transport and Jet and Other services throughout the pandemic.
As a result of the decline in Short Distance demand, we paused our New York airport service from March 2020 through June 2021. Additionally, we implemented new measures to focus on the personal safety of our air and ground passengers during the pandemic, which did not materially increase our costs, and significantly reduced the number of Short Distance flights we offered in the typically high-demand summer season during 2020.
We began to see a recovery in Short Distance demand in Summer 2021. While the ultimate impact of the current COVID-19 pandemic is highly uncertain and subject to change, we were able to resume our New York by-the-seat airport flights on June 1, 2021, beginning with service between Manhattan and JFK Airport and later adding Newark Airport. Additionally, we have seen recovering demand on our other Short Distance routes. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our Short Distance products and postpone our ability to launch planned route expansions. For example, the emergence of the Omicron variant resulted in a negative impact to our Short Distances services during the quarter ending March 31, 2022, while our MediMobility Organ Transport and Jet and Other businesses remained unaffected. This impact of the Omnicron variant on Short Distance services dissipated in the quarter ending June 30, 2022.
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
Ability to attract and retain customers in our MediMobility Organ Transport and Jet and Other businesses

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

Historically, the combination of Blade's retail jet charter and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated jet aircraft and crews for our MediMobility Organ Transport and Jet and Other product lines. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given recent significant increases in demand for private jet aircraft in the United States. Recent increased demand for private jets has led to increased charter costs and more limited availability in the spot jet charter market, but has not limited Blade's ability to maintain or increase our access to dedicated jet aircraft at fixed prices.
Impact of inflation to our business

Blade generally pays a fixed hourly rate to its third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, with the exception of certain aircraft utilized primarily for organ transportation, which can be on two to three year contracts. Blade has historically passed through cost inflation to customers and most contracts with organ transportation clients automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

Expansion into New Geographic Markets

Our consumer-facing growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure that are facing increasing ground congestion. In these areas, Blade’s urban air mobility services can provide the most time savings for our fliers, and given the short distances involved, costs for our services can be comparable to luxury, private car services. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure. The number of potential fliers using our urban air mobility services in any market cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.
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

Historically, MediMobility Organ Transport demand has not been seasonal.

Jet and Other revenue have historically been stronger in the first and fourth quarter (ended on March 31 and December 31, respectively) given that the Company’s by-the-seat jet service has operated only between November and April.

Key Components of the Company’s Results of Operations
Revenue
For Short Distance revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services.

MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized as the service is completed.

Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet payments are typically collected at the time of booking before the performance of the related service. The revenue is recognized as the service is completed.
Cost of Revenue
Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees and internal costs incurred in generating ground transportation revenue using the Company's owned cars.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$35,633	$12,951	$62,263	$22,224

Operating expenses
Cost of revenue(1)	30,522	9,976	54,229	17,773
Software development(1)	1,062	323	1,897	612
General and administrative(1)	12,144	9,808	26,122	14,633
Selling and marketing(1)	1,638	615	3,438	1,202
Total operating expenses	45,366	20,722	85,686	34,220

Loss from operations	(9,733)	(7,771)	(23,423)	(11,996)

Other non-operating income (expense)
Change in fair value of warrant liabilities	19,266	(14,913)	21,816	(14,913)
Realized loss from sale of short term investments	(1,576)	—	(1,712)	—
Recapitalization costs attributable to warrant liabilities	—	(1,742)	—	(1,742)
Interest income, net	455	140	719	144
Total other non-operating income (expense)	18,145	(16,515)	20,823	(16,511)

Net income (loss)	$8,412	$(24,286)	$(2,600)	$(28,507)
__________
(1) Prior period amounts have been updated to conform to current period presentation.
Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Revenue	$35,633	$12,951	175%

Disaggregated revenue by product line was as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Product Line(1):
Short Distance	$10,963	$5,798
MediMobility Organ Transport	17,249	1,550
Jet and Other	7,421	5,603
Total Revenue	$35,633	$12,951
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended June 30, 2022 and 2021, revenue increased by $22.6 million or 175%, from $13.0 million in 2021 to $35.6 million in 2022. The increase in revenue was driven by the acquisition of Trinity (September 2021), the acquisition of Helijet’s scheduled routes in Vancouver, Canada (November 2021) and organic growth across all product lines.
Short Distance revenue increased by $5.2 million in 2022, an increase of 89%, from $5.8 million in 2021 to $11.0 million in 2022. Growth in Short Distance was driven by the acquisition of Helijet’s scheduled routes in Vancouver, Canada, increased demand for helicopter charter flights, the reintroduction of our by-the-seat airport transfer products, beginning in June 2021, and price increases implemented during the 2022 period.
MediMobility Organ Transport revenue increased by $15.6 million in 2022, an increase of 1,013% from $1.6 million in 2021 to $17.2 million in 2022. Growth in MediMobility Organ Transport was driven by the acquisition of Trinity, the addition of new hospital clients and growth within existing clients.

Jet and Other revenue increased by $1.8 million in 2022, an increase of 32%, from $5.6 million in 2021 to $7.4 million. Growth in Jet and Other was driven by an increase in the average price per jet charter trip and increased flight volumes on our seasonal by-the-seat jet services, partially offset by lower revenues from brand partners.
Cost of Revenue

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$30,522	$9,976	206%
Percentage of revenue	86%	77%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended June 30, 2022 and 2021, cost of revenue increased by $20.5 million, or 206%, from $10.0 million during 2021 to $30.5 million in 2022 driven by increased flight volume and an increase in the average price per trip. Cost of revenue as a percentage of revenues increased by 9 percentage points from 77% to 86%, attributable primarily to (i) a shift in revenue mix towards MediMobility Organ Transport, which has higher cost of revenue as a percentage of revenue compared with our Short Distance products; and (ii) the reintroduction of our by-the-seat airport transfer service, which was paused during the comparable 2021 period and is currently operating below breakeven during the ramp period, as expected.
Software Development

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$1,062	323	229%
Percentage of revenue	3%	2%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended June 30, 2022 and 2021, software development costs increased $0.8 million, or 229%, from $0.3 million during 2021 to $1.1 million in 2022, attributable to a $0.5 million increase in staff costs due to hiring and using external resources, an increase of $0.2 million in stock based compensation and an increase of $0.1 million in cloud tools.
General and Administrative

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$12,144	$9,808	24%
Percentage of revenue	34%	76%
__________

(1) Prior period amounts have been updated to conform to current period presentation.
For the three months ended June 30, 2022 and 2021, general and administrative expense increased by $2.3 million, or 24%, from $9.8 million during 2021 to $12.1 million in 2022.

The primary drivers of the net increase were: (i) a $2.5 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Trinity (September 2021), as well as the requirement for additional roles following the Company becoming public in May 2021; (ii) a $1.0 million increase in intangibles amortization costs in connection with the Trinity and Helijet transactions; and (iii) an overall increase in general and administrative costs i.e., office and travel costs in line with the increase in revenue and headcount. Those increases were partially offset by a $2.0 million decrease in professional fees due to consulting costs related to the initial public listing.
Selling and Marketing

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$1,638	$615	166%
Percentage of revenue	5%	5%
For the three months ended June 30, 2022 and 2021, selling and marketing expense increased by $1.0 million, or 166%, from $0.6 million during 2021 to $1.6 million in 2022. The increase is attributable primarily to higher marketing spend in connection with the recently re-launched Blade Airport product, our by-the-seat passenger helicopter service between Manhattan and area airports, and higher marketing activity in line with the overall increase in flights.
Other non-operating income

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$19,266	$(14,913)	(229)%
Recapitalization costs attributable to warrant liabilities	—	(1,742)	NM(1)
Interest income, net	455	140	225%
Realized loss from sale of short term investments	(1,576)	—	NM(1)
Total other non-operating income	$18,145	$(16,515)	NM(1)
__________
(1) Percentage not meaningful
For the three months ended June 30, 2022, other non-operating income consists of: $19.3 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; $1.6 million realized loss from the sale of short term investments during the quarter; and $0.5 million interest income, net of interest expense. We earn interest income on our money market and short-term investments, the increase over the prior year period is attributable to a larger investment balance as well as higher interest rates in the current year period.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Revenue	$62,263	$22,224	180%

Disaggregated revenue by product line was as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Product Line(1):
Short Distance	$15,166	$6,849
MediMobility Organ Transport	29,924	2,885
Jet and Other	17,173	12,490
Total Revenue	$62,263	$22,224
(1) Prior period amounts have been updated to conform to current period presentation.

For the six months ended June 30, 2022 and 2021, revenue increased by $40.1 million or 180%, from $22.2 million in 2021 to $62.3 million in 2022. The increase in revenue was driven by the acquisition of Trinity (September 2021), the acquisition of Helijet’s scheduled routes in Vancouver, Canada (November 2021) and organic growth across all product lines.
Short Distance revenue increased by $8.4 million or 121% from $6.8 million in 2021 to $15.2 million in 2022. Growth in Short Distance was driven by the acquisition of Helijet’s scheduled routes in Vancouver, Canada, increased demand for helicopter charter flights, the reintroduction of our by-the-seat airport transfer products, beginning in June 2021, and price increases implemented in the 2022 period.
MediMobility Organ Transport revenue increased by $27.0 million or 937% from $2.9 million in 2021 to $29.9 million in 2022. Growth in MediMobility Organ Transport was driven by the acquisition of Trinity, the addition of new hospital clients and growth within existing clients.

Jet and Other revenue increased by $4.7 million, an increase of 37% from $12.5 million in 2021 to $17.2 million in 2022 . Growth in Jet was driven by an increase in the average price per jet charter trip and increased flight volumes on our seasonal by-the-seat jet services, partially offset by lower revenues from brand partners and ground transportation services.
Cost of Revenue

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$54,229	$17,773	205%
Percentage of revenue	87%	80%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the six months ended June 30, 2022 and 2021, cost of revenue increased by $36.4 million or 205%, from $17.8 million during 2021 to $54.2 million in 2022 driven by increased flight volume and an increase in the average price per trip. Cost of revenue as a percentage of revenues increased by 7 percentage points from 80% to 87%, attributable primarily to (i) a shift in revenue mix towards MediMobility Organ Transport, which has higher cost of revenue as a percentage of revenue compared with our Short Distance products; (ii) the reintroduction of our by-the-seat airport transfer service, which was paused during the comparable 2021 period and is currently operating below breakeven during the ramp period, as expected;

and (iii) the impact of the Omicron variant on demand for travel in Vancouver, Canada, where significant public health restrictions were in effect during the period.
Software Development

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$1,897	612	210%
Percentage of revenue	3%	3%
For the six months ended June 30, 2022 and 2021, software development costs increased $1.3 million, or 210%, from $0.6 million during 2021 to $1.9 million in 2022, attributable primarily to a $0.9 million increase in staff costs due to hiring and using external resources and an increase of $0.3 million in stock based compensation.
General and Administrative

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$26,122	$14,633	79%
Percentage of revenue	42%	66%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the six months ended June 30, 2022 and 2021, general and administrative expense increased by $11.5 million, or 79%, from $14.6 million in 2021 to $26.1 million in 2022.

The primary drivers of the increase were: (i) a $4.8 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Trinity (September 2021), as well as the requirement for additional roles following the Company becoming public in May 2021; (ii) a $1.9 million increase in legal and regulatory advocacy fees, which we do not expect to reoccur at this level, in connection with the proposed flight volume restrictions at East Hampton Airport, potential operational restrictions on large jet aircraft at Westchester Airport and our recent settlement of the Shoreline matter; (iii) a $1.9 million increase in intangibles amortization costs in connection with the Trinity and Helijet transactions; (iv) a $1.6 million increase in Directors & Officers (“D&O”) insurance expense following the Company becoming public in May 2021; and (v) a $1.3 million increase in professional fees related to certain mergers and acquisitions transactions. Those increases were partially offset by $2.5 million decrease in consulting costs related to the initial public listing.
Selling and Marketing

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$3,438	$1,202	186%
Percentage of revenue	6%	5%
For the six months ended June 30, 2022 and 2021, selling and marketing expense increased by $2.2 million, or 186%, from $1.2 million in 2021 to $3.4 million in 2022. The increase is attributable primarily to higher marketing spend in connection with the recently re-launched Blade Airport products and higher marketing activity in line with the overall increase in flights.

Other non-operating income

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$21,816	$(14,913)	(246)%
Recapitalization costs attributable to warrant liabilities	—	(1,742)	NM(1)
Interest income, net	719	144	399%
Realized loss from sale of short term investments	(1,712)	—	NM(1)
Total other non-operating income	$20,823	$(16,511)	NM(1)
__________
(1) Percentage not meaningful
For the six months ended June 30, 2022, other non-operating income consists of: $21.8 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price, $0.7 million interest income, net of interest expense and a $1.7 million realized loss from sale of short term investments. We earn interest income on our money market and short-term investments, the increase over the prior year period is attributable to a larger investment balance as well as higher interest rates in the current year period.
Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters leading up to the period ended June 30, 2022. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(in thousands)
Product Line:(1)
Short Distance	$10,963	$4,203	$6,255	$13,403
MediMobility Organ Transport	17,249	12,675	9,822	2,245
Jet and Other	7,421	9,752	8,541	4,668
Total Revenue	$35,633	$26,630	$24,618	$20,316

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(in thousands)
Product Line:(1)
Short Distance	$5,798	$1,051	$2,210	$3,753
MediMobility Organ Transport	1,550	1,335	1,271	1,030
Jet and Other	5,603	6,887	4,505	3,536
Total Revenue	$12,951	$9,273	$7,986	$8,319
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Liquidity and Capital Resources
Sources of Liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $186.6 million and $2.6 million, respectively, and restricted cash of $1.7 million and $0.6 million, respectively. In addition, as of June 30, 2022 we had $69.6 million of short-term investments in a traded mutual fund which could be liquidated with a one day notice. We anticipate that our available cash and cash equivalents and short-term investments will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Our long-term liquidity will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain fliers, capital expenditures, acquisitions, as well as the timing of regulatory approval and market adoption of EVAs for urban air mobility.
Liquidity Requirements
As of June 30, 2022, we had net working capital of $259.7 million, including cash and cash equivalents of $186.6 million. We had a net loss of $2.6 million and $28.5 million for the six months ended June 30, 2022 and 2021, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of June 30, 2022, we had commitments with various aircraft operators to purchase flights with an aggregate value of $4.2 million for the year ending December 31, 2022, $1.3 million of which may be cancelled by us immediately if a government authority enacts travel restrictions and $1.1 million could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro rated as of the termination date.. See “—Capacity Purchase Agreements” within Note 9 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

On May 18, 2022, the Company, through Old Blade, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EOLA, SCP ABC, SCP JKL, SCP XYZ and certain of their shareholders. Pursuant to the Share Purchase Agreement, and upon the terms and subject to the conditions therein, Blade will acquire, through a wholly-owned French subsidiary, the commercial passenger transport activities of Monacair S.A.M., a Montegasque-based air carrier and Héli Sécurité and Azur Hélicoptère, both French-based air carriers, for cash consideration of approximately $50.1 million (€47.8 million). Under the terms of the Share Purchase Agreement, the completion of the transaction is subject to certain closing conditions and the agreement may be terminated under certain specified circumstances, including, at Blade’s discretion, if the closing conditions are not fulfilled by September 30, 2022 or automatically on December 31, 2022 if the closing conditions are not fulfilled and the parties have not agreed to extend such date The transaction is expected to complete in late summer 2022.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(21,675)	$(9,823)	121%
Net cash provided by / (used in) investing activities	207,621	(303,360)	(168)%
Net cash (used in) / provided by financing activities	(932)	333,479	(100)%

Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $21.7 million, primarily driven by a net loss of $2.6 million, a $5.3 million increase in cash used for working capital requirements and adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $21.8 million, stock-based compensation expense of $3.9 million, depreciation and amortization of $2.3 million and realized loss of $1.7 million from the sale of short term investments. The $5.3 million increase in cash used for working capital requirements was primarily driven by an increase in accounts receivable of $4.1 million due to the rapid growth in MediMobility Organ Transport, an increase in prepaid expenses and other current assets of $3.9 million driven by prepayments to operators in connection with new capacity purchase agreements and an increase in other non-current assets of $1.1 million driven by an office lease deposit. Those increases were partially offset by an increase in deferred revenue of $2.5 million driven by clients prepayments and an increase in accounts payable and accrued expenses of $1.3 million.
For the six months ended June 30, 2021, net cash used in operating activities was $9.8 million, primarily driven by a net loss of $28.5 million, an increase in operating net assets (operating assets net of operating liabilities) of $2.7 million and adjusted for non-cash items consisting of loss from change in fair value of warrant liabilities of $14.9 million, stock-based compensation expense of $4.4 million, $1.7 recapitalization costs attributable to warrant liabilities and depreciation and amortization of $0.3 million. The increase in operating net assets was primarily driven by a $5.7 million increase in prepaid expenses and other current assets driven by prepayment of full year D&O insurance premium and a $0.2 million decrease in accounts receivable, partially offset by $2.4 million increase in accounts payable and accrued expenses and $0.8 million increase in deferred revenue driven by clients prepayments.
Investing Activities
For the six months ended June 30, 2022, net cash provided by investing activities was $207.6 million, driven by $208.7 million of proceeds from the sale of short-term investments (the proceeds were reinvested in a government money market fund which is part of Cash and Cash Equivalents) , partially offset by $0.6 million in purchases of property and equipment and $0.5 million in purchases of short term investments.
For the six months ended June 30, 2021, net cash used in investing activities was $303.4 million, driven by $303.2 million purchase of short-term investments and $0.2 million in purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities was $0.9 million, primarily reflecting payroll taxes payments made on behalf of employees in exchange for shares withheld by the Company from their equity awards upon vesting (“net share settlement”).
For the six months ended June 30, 2021, net cash provided by financing activities was $333.5 million, primarily reflecting cash received of $215.0 million from the Merger with EIC, cash received of $119.6 million from the issuance of common stock under our PIPE financing, partially offset by the $1.2 million repayment of the PPP Loan.
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

For information on the Company’s significant accounting policies and estimates refer to Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2021 and to “Use of Estimates” section of Note 1 “Description of Business and Summary of Significant Accounting Policies” in the unaudited interim condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk
Not applicable.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the above-mentioned material weakness in its internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending June 30, 2022.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of June 30, 2022, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
On April 1, 2021, Shoreline Aviation, Inc. (SAI) filed an Amended Complaint in the United States District Court for the Eastern District of New York naming Cynthia L. Herbst, Sound Aircraft Flight Enterprises, Inc. (SAFE), Ryan A. Pilla, Blade Urban Air Mobility, Inc.(Blade), Robert Wiesenthal and Melissa Tomkiel as defendants. The case is captioned Shoreline Aviation, Inc. v. Sound Aircraft Flight Enterprises, Inc. et al., No. 2:20-cv-02161-JMA-SIL (E.D.N.Y.). The complaint alleged, among other things, claims of misappropriation, violation of the Defend Trade Secrets Act, unfair competition, tortious interference with business relations, constructive trust, tortious interference with contract, and aiding and abetting breach of fiduciary duty against Blade, Robert Wiesenthal and Melissa Tomkiel (together the “Blade Defendants”). On March 16, 2022, SAI and the Blade Defendants filed a Joint Stipulation and Order of Dismissal with Prejudice in the Court, in which, SAI and the Blade Defendants stipulated and agreed that pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(ii), all of SAI’s claims against the Blade Defendants were dismissed with prejudice. The Blade Defendants expressly denied any wrongdoing and did not admit any liability.

Trinity Air Medical, LLC (“Trinity”), a wholly owned subsidiary of Blade Urban Air Mobility, Inc., has received a federal grand jury subpoena seeking records related to the provision of transplant transportation services. Trinity is cooperating with the subpoena.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(3)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.1*	Form of Stock Option Agreement of Fly Blade, Inc.
10.2*	Form of Restricted Stock Unit Award Agreement (Officer)
10.3*	Form of Restricted Stock Unit Award Agreement (Non-Officer)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
(1)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on May 19, 2022.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: August 9, 2022	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2022	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)