Form 10-Q
period 2022-09-30
Blade Air Mobility, Inc.
filed 2022-11-10
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, there were 71,653,281 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
September 30, 2022 and December 31, 2021
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$51,845	$2,595
Restricted cash	1,139	630
Accounts receivable	11,271	5,548
Short-term investments	150,378	279,374
Prepaid expenses and other current assets	10,773	6,798
Total current assets	225,406	294,945

Non-current assets:
Property and equipment, net	2,220	2,045
Investment in joint venture	390	200
Intangible assets, net	48,533	24,421
Goodwill	31,852	13,328
Operating right-of-use asset	16,944	713
Other non-current assets	1,312	232
Total assets	$326,657	$335,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,562	$6,369
Deferred revenue	6,036	5,976
Operating lease liability, current	2,627	438
Total current liabilities	20,225	12,783

Non-current liabilities:
Warrant liability	9,067	31,308
Operating lease liability, long-term	14,516	278
Deferred tax liability	144	144
Total liabilities	43,952	44,513

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at September 30, 2022 and December 31, 2021. No shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 71,506,665 and 70,667,381 shares issued at September 30, 2022 and December 31, 2021, respectively.	7	7
Additional paid in capital	373,223	368,680
Accumulated other comprehensive loss	(2,262)	(898)
Accumulated deficit	(88,263)	(76,418)
Total stockholders' equity	282,705	291,371

Total Liabilities and Stockholders' Equity	$326,657	$335,884
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$45,722	$20,316	$107,985	$42,540

Operating expenses
Cost of revenue (1)	36,456	15,855	90,685	33,628
Software development (1)	2,026	844	3,923	1,456
General and administrative (1)	15,812	12,115	41,934	26,748
Selling and marketing (1)	1,856	1,231	5,294	2,433
Total operating expenses	56,150	30,045	141,836	64,265

Loss from operations	(10,428)	(9,729)	(33,851)	(21,725)

Other non-operating income (expense)
Change in fair value of warrant liabilities	425	(3,418)	22,241	(18,331)
Realized loss from sales of short-term investments	(359)	—	(2,071)	—
Recapitalization costs attributable to warrant liabilities	—	11	—	(1,731)
Interest income, net	1,173	309	1,892	453
Total other non-operating income (expense)	1,239	(3,098)	22,062	(19,609)

Loss before income taxes	(9,189)	(12,827)	(11,789)	(41,334)

Income tax expense (benefit)	56	(3,643)	56	(3,643)

Net loss	$(9,245)	$(9,184)	$(11,845)	$(37,691)

Net loss per share (Note 8):
Basic	$(0.13)	$(0.13)	$(0.17)	$(0.77)
Diluted	$(0.13)	$(0.13)	$(0.17)	$(0.77)
Weighted-average shares used to compute net loss per share:
Basic	71,466,085	69,011,623	71,099,764	48,814,039
Diluted	71,466,085	69,011,623	71,099,764	48,814,039
(1) Prior period amounts have been updated to conform to current period presentation.
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,245)	$(9,184)	$(11,845)	$(37,691)
Other comprehensive income (loss):
Unrealized investment income (loss)	101	(297)	(1,419)	(297)
Less: Reclassification adjustment for losses included currently in net loss	359	—	2,071	—
Foreign currency translation adjustments for the period	(2,334)	—	(2,016)	—
Other comprehensive loss	(1,874)	(297)	(1,364)	(297)
Comprehensive loss	$(11,119)	$(9,481)	$(13,209)	$(37,988)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of July 1,2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291
Issuance of common stock upon exercise of stock options	10,000	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	124,527	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,685	—	—	1,685
Shares withheld related to net share settlement	(25,188)	—	(154)	—	—	(154)
Other comprehensive loss	—	—	—	(1,874)	—	(1,874)
Net loss	—	—	—	—	(9,245)	(9,245)
Balances as of September 30, 2022	71,506,665	$7	$373,223	$(2,262)	$(88,263)	$282,705

Balances as of July 1, 2021	69,403,488	$7	$364,697	$—	$(68,006)	$296,698
Issuance of common stock upon exercise of stock options	698,924	—	120	—	—	120
Stock-based compensation- restricted stock	—	—	3,924	—	—	3,924
Shares withheld related to net share settlement	(6,011)	—	—	—	—	—
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	—	—	(32)	—	—	(32)
Other comprehensive loss	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	(9,184)	(9,184)
Balance as of September 30, 2021	70,096,401	$7	$368,709	$(297)	$(77,190)	$291,229

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance as of January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	450,143	—	81	—	—	81
Issuance of common stock upon settlement of restricted stock units	546,868	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,627	—	—	5,627
Shares withheld related to net share settlement	(157,727)	—	(1,165)	—	—	(1,165)
Other comprehensive loss	—	—	—	(1,364)	—	(1,364)
Net loss	—	—	—	—	(11,845)	(11,845)
Balances as of September 30, 2022	71,506,665	$7	$373,223	$(2,262)	$(88,263)	$282,705

Balance as of January 1, 2021	26,069,962	$3	$49,492	$—	$(39,499)	$9,996
Issuance of common stock upon exercise of stock options	754,429	—	142	—	—	142
Stock-based compensation - restricted stock	—	—	7,581	—	—	7,581
Stock-based compensation - stock options	—	—	765	—	—	765
Shares withheld related to net share settlement	(6,011)	—	(52)	—	—	(52)
EIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	30,778,021	3	191,148	—	—	191,151
Shares issued in PIPE, net of issuance costs	12,500,000	1	119,633	—	—	119,634
Other comprehensive loss	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	(37,691)	(37,691)
Balances as of September 30, 2021	70,096,401	$7	$368,709	$(297)	$(77,190)	$291,229
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(11,845)	$(37,691)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	3,741	457
Stock-based compensation	5,627	8,346
Change in fair value of warrant liabilities	(22,241)	18,331
Recapitalization costs attributable to warrant liabilities	—	1,731
Realized loss from sales of short-term investments	2,071	—
Realized foreign exchange loss	7	—
Accretion of interest income on held-to-maturity securities	(311)	—
Deferred tax benefit	—	(3,643)
Loss on disposal of property and equipment	197	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,781)	(3,940)
Accounts receivable	(4,461)	39
Other non-current assets	(1,059)	(116)
Operating right-of-use assets/lease liabilities	196	35
Accounts payable and accrued expenses	4,255	600
Deferred revenue	(417)	236
Other	(5)	1
Net cash used in operating activities	(28,026)	(15,614)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(48,101)	(23,065)
Investment in joint venture	(190)	—
Purchase of property and equipment	(719)	(264)
Purchase of short-term investments	(120,489)	(308,772)
Proceeds from sales of short-term investments	248,377	11,300
Net cash provided by / (used in) investing activities	78,878	(320,801)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	81	142
Taxes paid related to net share settlement of equity awards	(1,165)	(52)
Repayment of note payable	—	(1,165)
Proceeds from recapitalization of EIC, net of issuance costs	—	215,101
Proceeds from sale of common stock in PIPE, net of issuance costs	—	119,634
Net cash (used in) / provided by financing activities	(1,084)	333,660

Effect of foreign exchange rate changes on cash balances	(9)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	49,759	(2,755)
Cash and cash equivalents and restricted cash - beginning	3,225	10,337
Cash and cash equivalents and restricted cash - ending	$52,984	$7,582

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$51,845	$6,952
Restricted cash	1,139	630
Total	$52,984	$7,582

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$5,871	$13

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States and abroad. Blade’s platform utilizes a technology-powered, asset-light business model. Blade provides transportation to its customers through a network of contracted aircraft operators. Blade does not own or operate aircraft.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

On February 1, 2022, the Board of Directors approved a change of the Company’s fiscal year-end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and will end on December 31, 2022.
Currency Conversion
The presentation currency of the Company is U.S. dollars (US$) and the unaudited interim condensed consolidated financial statements have been prepared on this basis. The period ended September 30, 2022 unaudited interim condensed consolidated statement of operations is prepared using average exchange rates of Euro (€) €1.02 to the US$ and Canadian dollars (C$) C$1.29 to the US$. The unaudited interim condensed consolidated balance sheet as at September 30, 2022 has been prepared using the exchange rates on that day of €1.02 to the US$ and C$1.37 to the US$ (December 31, 2021: C$1.27).
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance at September 30, 2022 and December 31, 2021 was $120,222 and nil, respectively. The market value of the held-to-maturity securities at September 30, 2022 and December 31, 2021 was $120,119 and nil, respectively.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. As of September 30, 2022, other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient. The other short-term investments balance at September 30, 2022 and December 31, 2021 was $30,156 and $279,374, respectively. The cost of other short-term investments at September 30, 2022 and December 31, 2021 was $30,399 and $280,263, respectively.

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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the allowance for doubtful accounts, the carrying value of long-lived assets, the carrying value of intangible assets and goodwill, revenue recognition, contingencies, the determination of whether a contract contains a lease, the allocation of consideration between lease and nonlease components, the determination of incremental borrowing rates for leases, the provision for income taxes and related deferred tax accounts, and the fair value of stock-based awards.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

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
Note 2 – Revenue
Revenue Recognition
For Short Distance revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. The revenue is recognized as the service is completed.

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
(amounts in thousands, except share, per share data and exchange rates)

extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2022 and December 31, 2021, the Company's contract liability balance was $6,036 and $5,976, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The Company recognizes revenue for expired customer credits and gift cards upon expiration.

The table below presents a roll forward of the contract liability balance:

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$5,976	$4,418
Additions	58,470	41,991
Revenue recognized	(58,410)	(41,755)
Balance, end of period	$6,036	$4,654
For the nine months ended September 30, 2022, the Company recognized $4,158 of revenue that was included in the contract liability balance as of January 1, 2022. For the nine months ended September 30, 2021, the Company recognized $2,990 of revenue that was included in the contract liability balance as of January 1, 2021.

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
Blade operates in three key lines of business:
•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and France between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis.
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant.
•Jet and Other –  Consists principally of revenues from non-medical jet charter, by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Disaggregated revenue by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product Line(1):
Short Distance	$20,402	$13,403	$35,568	$20,252
MediMobility Organ Transport	20,219	2,245	50,143	5,130
Jet and Other	5,101	4,668	22,274	17,158
Total Revenue	$45,722	$20,316	$107,985	$42,540
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Cost of Revenue
Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees and internal costs incurred in generating ground transportation revenue using the Company's owned cars.

Note 3 – Acquisitions

Acquisition of Blade Europe

On September 1, 2022, Blade acquired, through Blade Europe SAS, a wholly-owned French société par actions simplifiée subsidiary (“Blade Europe”), 100% of the share capital and voting rights (the “Shares”) of Héli Tickets France SAS (“Héli Tickets France”), a French société par actions simplifiée, which was then renamed “Blade France SAS” (“Blade France”) and of Helicopter Monaco SARL (“Helicopter Monaco”), a Monegasque société à responsabilité limitée, which was then renamed “Blade Monaco SARL” (“Blade Monaco”). These acquisitions are part of Blade growth strategy of leveraging its asset-light model, technology and recognized brand to aggregate the use cases for urban air mobility. The routes in Southern France, Monaco, Italy and Switzerland, meet the criteria given the geography, short distances and large addressable markets. In addition these markets have connectivity to our existing service areas where the Blade brand enjoys recognition, creating the opportunity for cross pollination between our North American and European customer base.

We hereafter refer to the three European legal entities (Blade Europe, Blade France and Blade Monaco) collectively as “Blade Europe”.

Prior to the completion of the acquisition, the sellers completed a series of reorganization transactions in which all assets and liabilities relating to the distribution and commercial passenger transportation activities of Héli Sécurité SAS, a French société par actions simplifiée (“Héli Sécurité”) and Azur Hélicoptère SAS, a French société par action simplifiée (“Azur”) were transferred to Héli Tickets France and all assets and liabilities relating to the distribution and commercial passenger transportation activities of Monacair S.A.M., a Monegasque société anonyme (“Monacair” and collectively with Héli Sécurité and Azur, the “Operators”) were transferred to Helicopter Monaco.

Simultaneously with the acquisition, on September 1, 2022 Blade Europe entered into an Aircraft Operator Agreement (the “Europe AOA”) with the sellers and the Operators. The Europe AOA governs the terms of the operating relationship between the parties thereto, including among other things, the right of Blade to act as exclusive air charter broker and/or reseller of the air transportation services to be operated and provided by the Operators thereto for specific routes at pre-negotiated fixed hourly rates and with a minimum number of annual flight hours guaranteed to the Operators by Blade. The

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

agreement’s initial term ends on December 31, 2032 and it will thereafter automatically renew for successive three year periods.

The Company accounted for the lease component of the minimum guarantee included in the Europe AOA as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability reported in the Company’s unaudited interim condensed consolidated balance sheets (see Note 5).

Blade paid an aggregate cash purchase price for the Shares of Héli Tickets France and Helicopter Monaco of €47,800 ($48,101). Acquisition costs of $2,785 were expensed as incurred and are included in general and administrative expenses in the unaudited interim condensed consolidated statement of operations for the period ended September 30, 2022.

The results of Blade Europe for the period from the September 1, 2022 (“acquisition date”) to September 30, 2022 are included in the Short Distance line of business.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the unaudited interim condensed consolidated financial statements as of the acquisition date. Total assets acquired included a preliminary estimate of identifiable intangible asset of $28,861. At the time of acquisition, the Company recognized an asset for a preliminary estimate of goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $19,026. The value of the components within goodwill included expected revenue and cost synergies, exclusivity rights for transportation services, new customers and key personnel.

The purchase price allocation is preliminary and, as additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. The purchase price was allocated on a preliminary basis as follows:

Accounts receivable	$1,307
Prepaid expenses and other current assets	190
Property and equipment, net	143
Identifiable intangible assets	28,861
Operating right-of-use asset	11,913
Other non-current assets	69
Total identifiable assets acquired	42,483
Accounts payable and accrued expenses	1,003
Operating lease liability	11,913
Deferred revenue	492
Total liabilities assumed	13,408
Net assets acquired	29,075
Goodwill	19,026
Total consideration	$48,101

A preliminary assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Exclusive rights to air transportation services	10	$25,975
Customer list	3	2,886
Total identifiable intangible assets		$28,861

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Preliminary identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents what our results would have been had Blade Europe been acquired on January 1, 2021. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition actually occurred at the beginning of 2021 or of the results of our future operations of the consolidated business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported Revenue	$45,722	$20,316	$107,985	$42,540
Impact of Blade Europe	10,846	12,038	23,702	16,624
Pro forma Revenue	$56,568	$32,354	$131,687	$59,164

The Company did not include net profit (loss) pro forma information as it is deemed impractical. Historical information was not available as the acquired companies have never operated as stand-alone businesses with the distribution and commercial transportation activities being operated by a different party than the operational activities. The pro forma profit (loss) of the acquired companies is based primarily on the hourly flying rates set annually with the Operators through the Europe AOA.  As this agreement did not exist prior to the acquisition, it is not possible to compute the pro forma profit (loss) for these entities.

Note 4 – Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2021	$13,328
Additions(1)	19,026
Foreign currency translation	(502)
Goodwill balance, September 30, 2022	$31,852
_________
(1) Additions represent goodwill associated with the acquisition of Blade Europe. See Note 3 for additional information.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table presents information about the Company's intangible assets as of:

		September 30, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to air transportation services(1)(2)	5-10 years	$36,788	$(2,127)	$34,661	$12,357	$(206)	$12,151
Customer list(1)	3-10 years	14,352	(1,974)	12,378	11,542	(957)	10,585
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(179)	827	1,006	(51)	955
Developed technology	3 years	250	(87)	163	250	(24)	226
Total		$52,900	$(4,367)	$48,533	$25,659	$(1,238)	$24,421
__________
(1) Includes preliminary estimate for intangible assets associated with the acquisition of Blade Europe. See Note 3 for additional information.
(2) Exclusive rights to air transportation services include exclusive rights to Helijet’s scheduled passenger routes in Canada acquired in 2021.

For the three months ended September 30, 2022 and 2021, amortization of its finite-lived intangible assets were $1,247 and $102, respectively. For the nine months ended September 30, 2022 and 2021, amortization of its finite-lived intangibles assets were $3,246 and $196, respectively.
As of September 30, 2022, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2022 (balance of the year)	$1,816
2023	7,179
2024	7,051
2025	6,680
2026	5,864

Note 5 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a capacity purchase agreement would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
As of September 30, 2022, the Company has three significant leases: an operating lease for office space located at 55 Hudson Yards in New York, New York for an initial term of 2.5 years, signed in May 2022; and aircraft leases that are embedded within two of our capacity purchase agreements, one signed in April 2022 for a three-year term for up to 6 aircraft and the other signed in September 2022 (the “Europe AOA”, see Note 3). The Europe AOA was signed simultaneously with the acquisition of Blade Europe and is for an initial ten-year term for 14 aircraft. The Company allocated the consideration in the capacity purchase agreements to the lease and nonlease components based on their relative standalone value. The nonlease components for these agreements primarily consist of the costs associated with

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

flight operations. The Company determined its best estimate of the standalone value of the individual components by considering observable information from publicly available market rates.

Under the April 2022 capacity purchase agreement, Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination the flight hour guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

Under the Europe AOA, the number of aircraft available to Blade and the corresponding number of minimum flight hours guaranteed to the operators by Blade, could be adjusted at the beginning of each calendar year upon reaching a mutual agreement.

See Note 9, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

Operating leases:	September 30, 2022	December 31, 2021
Operating right-of-use asset	$16,944	$713
Operating lease liability, current	2,627	438
Operating lease liability, long-term	14,516	278

As of September 30, 2022, included in the table above is $13,839, $1,080 and $12,855 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2021 there were no aircraft leases embedded within a capacity purchase agreement.

The following provides details of the Company’s lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	2022	2021	2022	2021
Short-term lease cost	$116	$43	$213	$121
Operating lease cost	341	112	751	343
Operating lease cost - Cost of revenue	398	—	648	—
Total	$855	$155	$1,612	$464
Operating lease costs related to aircraft leases that are embedded within a capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

September 30, 2022
Weighted-average discount rate – operating lease	8.40%
Weighted-average remaining lease term – operating lease (in years)	7.7

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of September 30, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31,
Remainder of 2022	$593
2023	4,535
2024	4,117
2025	2,136
2026	1,847
Thereafter	11,017
Total future minimum lease payments, undiscounted	24,245
Less: Imputed interest for leases in excess of one year	(7,102)
Present value of future minimum lease payments	$17,143

Note 6 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2022	8,084,676	$0.19	$0.21	5.6	$69,875
Granted	—	—	—
Exercised	(450,143)	0.18	0.22
Forfeited	—	—	—
Outstanding – September 30, 2022	7,634,533	$0.19	$0.21	4.8	$29,335
Exercisable as of September 30, 2022	7,634,533	$0.19	$0.21	4.8	$29,335
For the three months ended September 30, 2022 and 2021, the Company recorded $0 in stock option expense. For the nine months ended September 30, 2022 and 2021, the Company recorded $0 and $765, respectively, in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of September 30, 2022, $0 of stock options remain subject to amortization.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Restricted Stock
During the three months ended September 30, 2022, the Company granted an aggregate of 150,118 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2022	2,373,523	$8.22
Granted	571,031	6.89
Vested	(518,957)	8.05
Forfeited	(72,580)	8.44
Non-vested – September 30, 2022	2,353,017	$8.19
For the three months ended September 30, 2022 and 2021, the Company recorded $1,685 and $3,924 in employee and officers restricted stock compensation expense. For the nine months ended September 30, 2022 and 2021, the Company recorded $5,627 and $7,581 in employee and officers restricted stock compensation expense. As of September 30, 2022, unamortized stock-based compensation costs related to restricted share arrangements was $13,943 and will be recognized over a weighted average period of 2.4 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Software development	$189	$325	$718	$481
General and administrative	1,439	3,371	4,657	7,630
Selling and marketing	57	228	252	235
Total stock-based compensation expense	$1,685	$3,924	$5,627	$8,346
Note 7 – Income Taxes

The Company has not recorded tax benefits on the loss before income taxes due to a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss (“NOL”) carry forwards, reflecting the inability to demonstrate the realizability of such loss carry forwards.

Tax expenses recorded in the quarter ended September 30, 2022 are attributable to Blade France net profits.

As of September 30, 2022, the Company has a net deferred tax liability, due to what is referred to as a “naked credit.” The naked credit exists when a deferred tax liability can only be offset up to 80% by NOLs generated in tax years beginning in 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of September 30, 2022 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

The Company recorded an income tax benefit of $3,643 for the three and nine months ended September 30, 2021. The Company follows the provisions of the accounting guidance on accounting for income taxes which requires recognition of

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.
Note 8 – Earnings Per Share
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

A reconciliation of net loss and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and dilutive loss per common share:
Net loss	$(9,245)	$(9,184)	$(11,845)	$(37,691)

Total weighted-average basic common shares outstanding	71,466,085	69,011,623	71,099,764	48,814,039

Net loss per common share:
Basic and dilutive loss per common share	$(0.13)	$(0.13)	$(0.17)	$(0.77)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, because the effect of their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase shares of common stock	14,166,644	14,166,666	14,166,644	14,166,666
Options to purchase shares of common stock	7,634,533	8,978,185	7,634,533	8,978,185
Restricted shares of common stock	2,353,017	2,137,132	2,353,017	2,137,132
Total potentially dilutive securities	24,154,194	25,281,983	24,154,194	25,281,983

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
As of September 30, 2022, the Company has a remaining unfulfilled obligation for the years ending December 31, 2022, 2023, 2024, 2025, and for each of the years ending December 31, 2026 through 2032 under agreements with various aircraft operators to purchase flights with an aggregate value of approximately $1,811, $11,437, $15,876, $14,748 and $7,248, respectively. The above remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within two of the capacity purchase agreements as discussed in Note 5 – Right-of-Use Asset and

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Operating Lease Liability. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending December 31, 2022, 2023, 2024 and 2025 with an aggregate value of approximately $0, $4,189, $8,628 and $7,500, respectively. In addition, obligations amounting to $0, $3,925, $7,500 and $7,500 for the years ending December 31, 2022, 2023, 2024 and 2025, respectively, could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of September 30, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

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
Note 10 – Warrant Liabilities
Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2026 or earlier upon redemption or liquidation.
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
(amounts in thousands, except share, per share data and exchange rates)

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2022	December 31, 2021
Warrant liabilities - Public Warrants	1	$5,867	$20,258
Warrant liabilities - Private Warrants	2	3,200	11,050
Fair value of aggregate warrant liabilities		$9,067	$31,308
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
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:`

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2022	$20,258	$11,050	$31,308
Change in fair value of warrant liabilities	(14,391)	(7,850)	(22,241)
Fair value as of September 30, 2022	$5,867	$3,200	$9,067
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
Note 13 – Subsequent Events

In November 2022, the Company granted an aggregate of 4,627,161 of the Company's restricted stock units to various employees and officers under the 2021 Omnibus Incentive Plan. These restricted stock units will vest over a four year

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

period with the latest vesting on January 1, 2027. The weighted average grant date fair value of these restricted stock units is $4.62 per share.

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

On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. (“Blade Canada”) entered into an agreement with Helijet International, Inc. ("Helijet"), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade Canada has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS. The agreement has an initial term of five years and will be automatically renewed for successive two-year periods. This transaction gave Blade access into the Canadian market and it launched Blade Canada in December 2021.

Acquisition of Blade Europe

On September 1, 2022, Blade acquired, through Blade Europe SAS, a wholly-owned French société par actions simplifiée subsidiary (“Blade Europe”), 100% of the share capital and voting rights (the “Shares”) of Héli Tickets France SAS (“Héli Tickets France”), a French société par actions simplifiée, which was then renamed “Blade France SAS” (“Blade France”) and of Helicopter Monaco SARL (“Helicopter Monaco”), a Monegasque société à responsabilité limitée, which was then renamed “Blade Monaco SARL” (“Blade Monaco”). These acquisitions are part of Blade growth strategy of leveraging its asset-light model, technology and recognized brand to aggregate the use cases for urban air mobility. The routes in Southern France, Monaco, Italy and Switzerland, meet the criteria given the geography, short distances and large addressable markets. In addition these markets have connectivity to our existing service areas where the Blade brand enjoys recognition, creating the opportunity for cross pollination between our North American and European customer base.

We hereafter refer to the three European legal entities (Blade Europe, Blade France and Blade Monaco) collectively as “Blade Europe”.

Prior to the completion of the acquisition, the sellers completed a series of reorganization transactions in which all assets and liabilities relating to the distribution and commercial passenger transportation activities of Héli Sécurité SAS, a French société par actions simplifiée (“Héli Sécurité”) and Azur Hélicoptère SAS, a French société par action simplifiée (“Azur”) were transferred to Héli Tickets France and all assets and liabilities relating to the distribution and commercial passenger transportation activities of Monacair S.A.M., a Monegasque société anonyme (“Monacair” and collectively with Héli Sécurité and Azur, the “Operators”) were transferred to Helicopter Monaco.

Simultaneously with the acquisition, on September 1, 2022 Blade Europe entered into an Aircraft Operator Agreement (the “Europe AOA”) with the sellers and the Operators. The Europe AOA governs the terms of the operating relationship between the parties thereto, including among other things, the right of Blade to act as exclusive air charter broker and/or reseller of the air transportation services to be operated and provided by the Operators thereto for specific routes at pre-negotiated fixed hourly rates and with a minimum number of annual flight hours guaranteed to the Operators by Blade. The agreement’s initial term ends on December 31, 2032 and it will thereafter automatically renew for successive three year periods.

The Company accounted for the lease component of the minimum guarantee included in the Europe AOA as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability reported in the Company’s unaudited interim condensed consolidated balance sheets (see Note 5).

Blade paid an aggregate cash purchase price for the Shares of Héli Tickets France and Helicopter Monaco of €47.8 million ($48.1 million). Acquisition costs of $2.8 million were expensed as incurred and are included in general and administrative expenses in the unaudited interim condensed consolidated statement of operations for the period ended September 30, 2022.

The results of Blade Europe for the period from the September 1, 2022 (“acquisition date”) to September 30, 2022 are included in the Short Distance line of business.
Business Overview

Blade is a technology-powered, global air mobility platform committed to reducing travel friction by providing cost-effective air transportation alternatives to some of the most congested ground routes in the U.S. and abroad. Today, we predominantly use helicopters and amphibious aircraft for our passenger routes and are also one of the largest air medical transporters of human organs for transplant in the world. Our asset-light model, coupled with our exclusive passenger terminal infrastructure, is designed to facilitate a seamless transition to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility to the public that is both quiet and emission-free. Blade currently operates in three key lines of business:
•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and France between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant.
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
Key Business Metric
We collect, measure, and evaluate operating and financial data of our business to evaluate our performance, measure our progress, and make strategic decisions. The following table reflects the key operating metric we use to evaluate our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Seats flown – all passenger flights(1)	28,440	13,897	75,175	22,123
_________
(1) Prior period amounts have been updated to conform to current period presentation. The 2022 figures do not include seats flown by Blade Europe from the acquisition date through September 30, 2022.
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
We began to see a recovery in Short Distance demand in Summer 2021. However, adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to the vaccine, a reduction in business travel in favor of virtual meetings, or a continued lack of demand for air travel from the public, could slow the recovery of our Short Distance products and postpone our ability to launch planned route expansions. For example, the emergence of the Omicron variant resulted in a negative impact to our Short Distances services during the quarter ending March 31, 2022, while our MediMobility Organ Transport and Jet and Other businesses remained unaffected. This impact of the Omnicron variant on Short Distance services began to dissipate in the quarter ending June 30, 2022. In the quarter ending September 30, 2022 our U.S. Short Distance revenue surpassed pre-pandemic revenue levels, however, Canadian Short Distance revenue still lags pre-pandemic levels, driven primarily by lower business travel activity in our core Vancouver market.

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
Impact of inflation to our business

Blade generally pays a fixed hourly rate to its third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, with the exception of certain aircraft utilized primarily for organ transportation, which can be on two to three year contracts. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. Blade has historically passed through cost inflation to customers and most contracts with organ transportation clients automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

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

Development, approval and acceptance of EVA for passenger travel
We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertiports in our existing and new markets. However, manufacturers, individual operators that will purchase EVA, and pilots must receive requisite approvals from federal transportation authorities before EVA can fly passengers. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.
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

Key Components of the Company’s Results of Operations
Revenue
For Short Distance revenue, seats or monthly or annual flight passes are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. The revenue is recognized as the service is completed.

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
Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$45,722	$20,316	$107,985	$42,540

Operating expenses
Cost of revenue(1)	36,456	15,855	90,685	33,628
Software development(1)	2,026	844	3,923	1,456
General and administrative(1)	15,812	12,115	41,934	26,748
Selling and marketing(1)	1,856	1,231	5,294	2,433
Total operating expenses	56,150	30,045	141,836	64,265

Loss from operations	(10,428)	(9,729)	(33,851)	(21,725)

Other non-operating income (expense)
Change in fair value of warrant liabilities	425	(3,418)	22,241	(18,331)
Realized loss from sale of short-term investments	(359)	—	(2,071)	—
Recapitalization costs attributable to warrant liabilities	—	11	—	(1,731)
Interest income, net	1,173	309	1,892	453
Total other non-operating income (expense)	1,239	(3,098)	22,062	(19,609)

Loss before income taxes	(9,189)	(12,827)	(11,789)	(41,334)

Income tax expense (benefit)	56	(3,643)	56	(3,643)

Net loss	$(9,245)	$(9,184)	$(11,845)	$(37,691)
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Revenue	$45,722	$20,316	125%

Disaggregated revenue by product line was as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Product Line(1):
Short Distance	$20,402	$13,403
MediMobility Organ Transport	20,219	2,245
Jet and Other	5,101	4,668
Total Revenue	$45,722	$20,316
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended September 30, 2022 and 2021, revenue increased by $25.4 million or 125%, from $20.3 million in 2021 to $45.7 million in 2022.
Short Distance revenue increased by $7.0 million in 2022, an increase of 52%, from $13.4 million in 2021 to $20.4 million in 2022. Growth in Short Distance was driven by price increases implemented in the United States during 2022, the acquisition of Blade Europe (which contributed one month of activity), the launch of Blade Canada in December 2021, and volume growth in our by-the-seat airport transfer products.
MediMobility Organ Transport revenue increased by $18.0 million in 2022, an increase of 801% from $2.2 million in 2021 to $20.2 million in 2022. Growth in MediMobility Organ Transport was driven by the acquisition of Trinity completed in mid-September 2021, the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.

Jet and Other revenue increased by $0.4 million in 2022, an increase of 9%, from $4.7 million in 2021 to $5.1 million. Growth was driven by an increase in the average price per jet charter trip, partially offset by lower revenues from brand partners.
Cost of Revenue

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$36,456	$15,855	130%
Percentage of revenue	80%	78%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended September 30, 2022 and 2021, cost of revenue increased by $20.6 million, or 130%, from $15.9 million during 2021 to $36.5 million in 2022 driven by increased flight volume and an increase in the average price per trip.

Cost of revenue as a percentage of revenues increased by 2 percentage points from 78% to 80%, attributable primarily to (i) a shift in revenue mix towards MediMobility Organ Transport, which has higher cost of revenue as a percentage of revenue compared with our Short Distance products; (ii) increased volumes in our by-the-seat airport transfer products, which continued to operate below breakeven during the ramp period; and (iii) the Blade Canada business that launched in late December 2021, which operated at breakeven during the three months ended September 30, 2022, as business travel demand remained below pre-pandemic levels.
Software Development

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$2,026	844	140%
Percentage of revenue	4%	4%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended September 30, 2022 and 2021, software development costs increased $1.2 million, or 140%, from $0.8 million during 2021 to $2.0 million in 2022, attributable primarily to: (i) a $0.7 million increase in staff costs and consulting costs related to improvements to our software following our expansion to Europe and Canada; and (ii) $0.6 million professional fees in connection with a user experience re-design project, partially offset by a decrease of $0.1 million in stock based compensation.
General and Administrative

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$15,812	$12,115	31%
Percentage of revenue	35%	60%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the three months ended September 30, 2022 and 2021, general and administrative expense increased by $3.7 million, or 31%, from $12.1 million during 2021 to $15.8 million in 2022.

The primary drivers of the net increase were: (i) a $3.3 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisitions of Trinity (September 2021) and Blade Europe (September 2022); (ii) a $1.6 million increase due to accruals related to our short term incentive plan for the year 2022, to be paid in 2023, which includes $1.1 million related to the first two quarters of this calendar year; and (iii) a $1.2 million increase in intangibles amortization costs as a result of the accounting for the acquisitions of Trinity, Blade Canada, and Blade Europe; (vi) partially offset by a $2.0 million decrease in stock-based compensation costs.
Selling and Marketing

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$1,856	$1,231	51%
Percentage of revenue	4%	6%
For the three months ended September 30, 2022 and 2021, selling and marketing expense increased by $0.6 million, or 51%, from $1.2 million during 2021 to $1.9 million in 2022. The increase is attributable primarily to higher marketing spend associated with an increase in Short Distance flights in 2022 versus 2021.

Other non-operating income (expense)

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$425	$(3,418)	(112)%
Realized loss from sale of short-term investments	(359)	—	NM(1)
Recapitalization costs attributable to warrant liabilities	—	11	NM(1)
Interest income, net	1,173	309	280%
Total other non-operating income (expense)	$1,239	$(3,098)	(140)%
__________
(1) Percentage not meaningful
For the three months ended September 30, 2022, other non-operating income consisted of: (i) $0.4 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; (ii) $0.4 million realized loss from the sale of short-term investments during the quarter; and (iii) $1.2 million interest income, net of interest expense. We earn interest income on our money market and short-term investments, the increase over the prior year period is attributable to higher interest rates in the current year period.
Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Revenue	$107,985	$42,540	154%

Disaggregated revenue by product line was as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Product Line(1):
Short Distance	$35,568	$20,252
MediMobility Organ Transport	50,143	5,130
Jet and Other	22,274	17,158
Total Revenue	$107,985	$42,540
(1) Prior period amounts have been updated to conform to current period presentation.

For the nine months ended September 30, 2022 and 2021, revenue increased by $65.5 million or 154%, from $42.5 million in 2021 to $108.0 million in 2022.
Short Distance revenue increased by $15.3 million or 76% from $20.3 million in 2021 to $35.6 million in 2022. Growth in Short Distance was driven by: the launch of Blade Canada in December 2021; growth in US short distance revenue due to higher demand and higher utilization along with price increases implemented in the 2022 period; the reintroduction of our by-the-seat airport transfer products in June 2021; and the acquisition of Blade Europe in September 2022.
MediMobility Organ Transport revenue increased by $45.0 million or 877% from $5.1 million in 2021 to $50.1 million in 2022. Growth in MediMobility Organ Transport was driven by the acquisition of Trinity completed in mid-September 2021, the addition of new hospital clients and growth within existing clients.

Jet and Other revenue increased by $5.1 million, an increase of 30% from $17.2 million in 2021 to $22.3 million in 2022 . Growth in Jet was driven by an increase in the average price per jet charter trip and increased flight volumes on our seasonal by-the-seat jet services between New York and South Florida, partially offset by lower revenues from brand partners and ground transportation services.
Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$90,685	$33,628	170%
Percentage of revenue	84%	79%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the nine months ended September 30, 2022 and 2021, cost of revenue increased by $57.1 million or 170%, from $33.6 million during 2021 to $90.7 million in 2022 driven by increased flight volume and an increase in the average price per trip.

Cost of revenue as a percentage of revenues increased by 5 percentage points from 79% to 84%, attributable primarily to (i) a shift in revenue mix towards MediMobility Organ Transport, which has higher cost of revenue as a percentage of revenue compared with our Short Distance products; (ii) the impact of the Omicron variant on demand for travel in Vancouver, Canada, where significant public health restrictions were in effect during the period.; and (iii) the reintroduction of our by-the-seat airport transfer service in June 2021, which is currently operating below breakeven during the ramp period, as expected.
Software Development

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$3,923	1,456	169%
Percentage of revenue	4%	3%
For the nine months ended September 30, 2022 and 2021, software development costs increased $2.5 million, or 169%, from $1.5 million during 2021 to $3.9 million in 2022, attributable primarily to: (i) a $1.7 million increase in staff costs and consulting costs related to improvements to our software following our expansion to Europe and Canada; (ii) $0.6 million professional fees in connection with a user experience re-design project; and (iii) an increase of $0.2 million in stock based compensation.
General and Administrative

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$41,934	$26,748	57%
Percentage of revenue	39%	63%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the nine months ended September 30, 2022 and 2021, general and administrative expense increased by $15.2 million, or 57%, from $26.7 million in 2021 to $41.9 million in 2022.

The primary drivers of the increase were: (i) a $8.2 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Trinity (September 2021) and Blade Europe (September 2022) as well as the requirement for additional roles following the Company becoming public in May 2021; (ii) a $3.1 million increase in intangibles amortization costs as a result of the accounting for the acquisitions of Trinity, Blade Canada and Blade Europe; (iii) a $4.3 million increase in legal and regulatory advocacy fees and M&A transaction fees, which we do not expect to reoccur at this level. The legal and regulatory advocacy fees were in connection with the proposed flight volume restrictions at East Hampton Airport, potential operational restrictions on large jet aircraft at Westchester Airport and our recent settlement of the Shoreline matter; (iv) a $1.6 million increase due to the accruals related to our short term incentive plan for the year 2022 to be paid in 2023 (v) a $5.3 million increase across various general and administrative items (e.g., $1.1 million in travel and offices expenses to support our growth, $0.7 million D&O insurance costs, $0.7 million in state franchise taxes); (vi) partially offset by a $4.4 million decrease in costs related to the initial public listing and $2.9 million decrease in stock-based compensation costs.
Selling and Marketing

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$5,294	$2,433	118%
Percentage of revenue	5%	6%
For the nine months ended September 30, 2022 and 2021, selling and marketing expense increased by $2.9 million, or 118%, from $2.4 million in 2021 to $5.3 million in 2022. The increase is attributable primarily to a $2.1 million higher marketing spend associated with an increase in Short Distance flights in 2022 versus 2021 as well as increased media spend in connection with the re-launched Blade Airport transfer service and a $0.3 million increase in staff costs due to hiring.
Other non-operating income (expense)

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$22,241	$(18,331)	(221)%
Realized loss from sale of short-term investments	(2,071)	—	NM(1)
Recapitalization costs attributable to warrant liabilities	—	(1,731)	NM(1)
Interest income, net	1,892	453	318%
Total other non-operating income (expense)	$22,062	$(19,609)	(213)%
__________
(1) Percentage not meaningful
For the nine months ended September 30, 2022, other non-operating income consists of: (i) $22.2 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; (ii) a $2.1 million realized loss from sale of short-term investments; and (iii) $1.9 million interest income, net of interest expense. We earn interest income on our money market and short-term investments, the increase over the prior year period is attributable to higher interest rates in the current year period.
Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters leading up to the period ended September 30, 2022. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(in thousands)
Product Line:(1)
Short Distance	$20,402	$10,963	$4,203	$6,255
MediMobility Organ Transport	20,219	17,249	12,675	9,822
Jet and Other	5,101	7,421	9,752	8,541
Total Revenue	$45,722	$35,633	$26,630	$24,618

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
	(in thousands)
Product Line:(1)
Short Distance	$13,403	$5,798	$1,051	$2,210
MediMobility Organ Transport	2,245	1,550	1,335	1,271
Jet and Other	4,668	5,603	6,887	4,505
Total Revenue	$20,316	$12,951	$9,273	$7,986
__________
(1) Prior period amounts have been updated to conform to current period presentation.
Liquidity and Capital Resources
Sources of Liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $51.8 million and $2.6 million, respectively, and restricted cash of $1.1 million and $0.6 million, respectively. In addition, as of September 30, 2022 we had $150.4 million of short-term investments consisting of a traded mutual fund which could be liquidated with a one day notice and held-to-maturity government securities with maturity terms of less than 365 days. We anticipate that our available cash and cash equivalents and short-term investments will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Our long-term liquidity will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.
Liquidity Requirements
As of September 30, 2022, we had net working capital of $1.8 million. We had a net loss of $11.8 million and $37.7 million for the nine months ended September 30, 2022 and 2021, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of September 30, 2022, we had commitments with various aircraft operators to purchase flights with an aggregate value of $1.8 million and $11.4 million for the years ending December 31, 2022 and 2023, respectively. $4.2 million of which may be cancelled by us immediately if a government authority enacts travel restrictions and $3.9 million of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 9 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.
We expect to incur net losses in the short term, as we continue to execute our strategic initiatives. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Our long-term liquidity will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(28,026)	$(15,614)	79%
Net cash provided by / (used in) investing activities	78,878	(320,801)	(125)%
Net cash (used in) / provided by financing activities	(1,084)	333,660	(100)%
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $28.0 million, primarily driven by a net loss of $11.8 million, $5.3 million cash used for working capital requirements and adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $22.2 million, stock-based compensation expense of $5.6 million, depreciation and amortization of $3.7 million, realized loss of $2.1 million from the sale of short-term investments and $0.3 million accretion of interest income on held-to-maturity securities. The $5.3 million cash used for working capital requirements was primarily driven by an increase in accounts receivable of $4.5 million due to rapid growth in MediMobility Organ Transport, an increase in prepaid expenses and other current assets of $3.8 million driven by prepayments to operators in connection with new capacity purchase agreements, an increase in deferred revenue of $0.4 million driven by client prepayments and an increase in other non-current assets of $1.1 million driven by an office lease deposit. Those increases were partially offset by an increase in accounts payable and accrued expenses of $4.3 million in line with the increase in our activity and a $0.2 million increase in lease liabilities.
For the nine months ended September 30, 2021, net cash used in operating activities was $15.6 million, primarily driven by a net loss of $37.7 million, $3.1 million cash used for working capital requirements and adjusted for non-cash items consisting of loss from change in fair value of warrant liabilities of $18.3 million, stock-based compensation expense of $8.3 million, $3.6 million deferred tax benefit, $1.7 million recapitalization costs attributable to warrant liabilities and depreciation and amortization of $0.5 million. The $3.1 million cash used for working capital requirements was primarily driven by a $3.9 million increase in prepaid expenses and other current assets driven by prepayment of full year D&O insurance premiums, partially offset by a $0.6 million increase in accounts payable and accrued expenses and a $0.2 million increase in deferred revenue driven by client prepayments.
Investing Activities
For the nine months ended September 30, 2022, net cash provided by investing activities was $78.9 million, driven by $248.4 million of proceeds from the sale of other short-term investments, partially offset by $120.5 million in purchases of held-to-maturity securities, $48.1 million in consideration paid for the acquisition of Blade Europe, $0.7 million in purchases of property and equipment and $0.2 million additional investment in our joint venture in India.
For the nine months ended September 30, 2021, net cash used in investing activities was $320.8 million, driven by a $308.8 million purchase of other short-term investments, $23.1 million in consideration paid for Trinity, and $0.3 million in purchases of property and equipment, partially offset by $11.3 million of proceeds from the sale of other short-term investments.
Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities was $1.1 million, primarily reflecting payroll tax payments made on behalf of employees in exchange for shares withheld by the Company from their equity awards upon vesting (“net share settlement”).
For the nine months ended September 30, 2021, net cash provided by financing activities was $333.7 million, primarily reflecting cash received of $215.1 million from the Merger with EIC, cash received of $119.6 million from the issuance of common stock under our PIPE financing, partially offset by the $1.2 million repayment of the PPP Loan.

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
Item 3. Quantitative and qualitative disclosures about market risk
We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate risk and foreign currency risk. Blade has not, to date, been exposed to material market risks.

Our earnings and cash flows are affected by changes in the interest rates due to the impact those changes have on our interest income from short-term, interest-bearing investments.

We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar (predominantly the Canadian dollar and the Euro). Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. We might experience fluctuations in our net income (loss) as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our evaluation of internal controls over financial reporting did not include the internal controls of Blade Europe, which was acquired on September 1, 2022 and is included in our consolidated financial statements and constituted approximately 0.5% of total assets as of September 30, 2022 and 2% of sales and net loss, respectively, for the period then ended. The Company is currently in the process of integrating Blade Europe into its internal control over financial reporting process pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this integration process.

Based on their evaluation of our disclosure controls and procedures, with the exclusion of Blade Europe, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending September 30, 2022.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of September 30, 2022, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Executive Compensation

On November 8, 2022 and November 9, 2022, the Compensation Committee granted our named executive officers certain restricted stock units (“RSUs”) under the Company’s 2021 Omnibus Incentive Plan (the “Plan”) as described below.

Name and Principal Position	RSUs (#)
Robert S. Wiesenthal	2,365,028
Chief Executive Officer
Melissa M. Tomkiel	931,791
President and General Counsel
William A. Heyburn	916,323
Chief Financial Officer and Head of Corporate Development

Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. Subject to the terms and conditions of the Plan and the applicable award agreement, the RSUs will vest according to the following schedule: 6.25% (rounded down to the nearest whole number) on the first day of every calendar quarter following January 1, 2023 (with the first tranche to vest on April 1, 2023), with any remaining unvested RSUs to vest on January 1, 2027, in each case subject to such award recipient remaining continuously employed in good standing by the Company through the applicable vesting date.

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

BLADE AIR MOBILITY, INC.

Date: November 10, 2022	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2022	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)