Form 10-K
period 2022-12-31
Blade Air Mobility, Inc.
filed 2023-03-16
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hudson Yards, 14th Floor New York, NY,	10001
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market

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
Emerging growth company ☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $4.46 per share, was approximately $182.3 million.

Registrant had 72,035,618 shares of common stock outstanding as of March 6, 2023.

____________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

BLADE AIR MOBILITY, INC.

FORM 10-K

NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans,” “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, the markets in which we operate and the development of Electric Vertical Aircraft (“EVA”) technology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
Our operations and financial results are subject to various risks and uncertainties. The following are among those factors, but are not the only factors, that could adversely affect us and/or that may cause actual results to differ materially from such forward-looking statements:
•continued occurrence of significant losses, which we have experienced since inception;
•the impact of COVID-19 and its related effects on our results of operations, financial performance or other financial metrics;
•the markets in which we operate may fail to grow or may grow more slowly than expected;
•our ability to effectively market and sell air transportation as a substitute for conventional methods of transportation;
•changes in consumer preferences, discretionary spending and other economic conditions;
•the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology;
•our ability to enter new markets and offer new routes and services;
•any adverse publicity stemming from accidents involving small aircraft, helicopters or charter flights and, in particular, any accidents involving our third-party operators;
•effects of competition;
•our reliance on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations;
•harm to our reputation and brand;
•our ability to provide high-quality customer support;
•our ability to maintain a high daily aircraft usage rate and to aggregate fliers on our by-the-seat flights;
•impact of natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances on metropolitan areas and airports where we have geographic concentration;
•the effects of climate change;
•the availability of aircraft fuel;
•our ability to address system failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers;
•interruptions or security breaches of our information technology systems;
•our placements within mobile operating systems and application marketplaces;
•our ability to protect our intellectual property rights;
•our use of open source software;
•our ability to expand and maintain our infrastructure network;
•our ability to access additional funding;
•the increase of costs and risks associated with international expansion;
•our ability to identify, complete and successfully integrate future acquisitions;
•our ability to manage our growth;
•increases in insurance costs or reductions in insurance coverage;
•the loss of key members of our management team;
•our ability to maintain our company culture;
•effects of fluctuating financial results;
•our reliance on third-party operators to provide and operate aircraft;
•the availability of third-party aircraft operators to match demand;

•disruptions to third-party operators and providers workforce;
•increases in insurance costs or reductions in insurance coverage for our third-party aircraft operators;
•the possibility that our third-party aircraft operators may illegally, improperly or otherwise inappropriately operate our branded aircraft;
•our reliance on third-party web service providers;
•changes in our regulatory environment;
•regulatory obstacles in local governments;
•the expansion of domestic and foreign privacy and security laws;
•the expansion of environmental regulation;
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
•our ability to maintain effective internal controls and disclosure controls;
•changes in fair value of our warrants;
•changes to the price of our securities;
•the possibility that our warrants may expire worthless;
•our ability to redeem outstanding warrants;
•our intention to not declare any dividends in the foreseeable future;
•the possibility that we may issue additional equity securities;
•our use of “emerging growth company” and “smaller reporting company” exemptions from disclosure requirements;
•provisions in our charter that may discourage unsolicited takeover proposals;
•provisions in our charter that designate exclusive forum; and
•the other factors described elsewhere in this Annual Report, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.

Actual results, performance or achievements may differ materially, and potentially adversely, from any forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K.
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Blade,” “we,” “us,” “our,” and similar terms refer to Blade Air Mobility, Inc.

Part I.
Item 1. Business
Business Overview
Blade is a technology-powered, global air mobility platform committed to reducing travel friction by providing cost-effective air transportation alternatives to some of the most congested ground routes in the U.S. and abroad. Today, we predominantly use helicopters and amphibious aircraft for our passenger routes and are also one of the largest air medical transporters of human organs for transplant in the world. Our asset-light model, coupled with our exclusive passenger terminal infrastructure, is designed to facilitate a seamless transition to EVA, which is expected to enable lower cost air mobility to the public that is both quiet and emission-free. Blade currently operates in three key lines of business across our Passenger and Medical segments:

Passenger segment
•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis.

•Jet and Other –  Consists principally of revenues from non-medical jet charter, by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.

Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.
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

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage fliers and organ transports across numerous simultaneous flights, coordinating multiple operators flying between terminals across our route network. We believe that this technology, which provides us with enhanced logistics capabilities and information from our fliers signaling their interest in new routes, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in flier volume, new routes, new operators, broader flight schedules, international expansion, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

Our asset-light business model was developed to be scalable and profitable using conventional aircraft today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we purchase offsets to counteract the carbon emissions generated by our urban air mobility services.

Blade Europe Acquisition

On September 1, 2022, Blade acquired, through Blade Europe SAS, a wholly-owned French société par actions simplifiée subsidiary (“Blade Europe”), 100% of the share capital and voting rights of Héli Tickets France SAS (“Héli Tickets France”), a French société par actions simplifiée, which was then renamed “Blade France SAS” (“Blade France”) and of Helicopter Monaco SARL (“Helicopter Monaco”), a Monegasque société à responsabilité limitée, which was then renamed “Blade Monaco SARL” (“Blade Monaco”). We refer to the three European legal entities (Blade Europe, Blade France and Blade Monaco) collectively as “Blade Europe”. These acquisitions are part of Blade’s growth strategy of leveraging its asset-light model, technology and recognized brand to aggregate the best use cases for urban air mobility. The routes in Southern France, Monaco, Italy and Switzerland, meet the criteria given the geography, short distances and large addressable markets. In addition these markets have connectivity to our existing service areas where the Blade brand enjoys recognition, creating the opportunity for cross pollination between our North American and European customer base. As a result of this acquisition and an Aircraft Operator Agreement Blade Europe entered into in connection with the acquisition, Blade gained the right to act as the exclusive air charter broker and/or reseller of air transportation services to be operated and provided by the operator partners at pre-negotiated fixed hourly rates and with a minimum number of annual flight hours guaranteed to the operators by Blade. The initial term of the Aircraft Operator Agreement ends on December 31, 2032 and it will automatically renew for successive three year periods.

Competition
Passenger segment

In both our Short Distance and Jet and Other product lines, we compete primarily with Part 135 operators or brokers of helicopters, seaplanes and jets. In most cases, these operators offer only full aircraft charter and do not compete with our by-the-seat offerings. However, in certain instances other air carriers offer competing by-the-seat service. Additionally, we may compete with ground transportation, rail or ferry services that are typically lower cost, but generally involve longer journeys.

In some cases, aircraft operators are able to offer lower costs than Blade on a specific aircraft type. We compete primarily based on our technology-enabled service, dedicated infrastructure, and access to a wide variety of aircraft types, which can lower costs for our customers based on our ability to select the most appropriate aircraft for the requested distance and payload.

The urban air mobility industry is still developing and evolving, but we expect it to be highly competitive. Our potential future competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. For example, some multimodal transportation providers and even commercial airlines have expressed interest in air mobility, and Uber Technologies, Inc. has a significant investment in a company that is developing EVA aircraft. Moreover, potential manufacturers of EVAs may choose to develop vertically integrated businesses, or they may contract with competing air mobility service providers rather than entering into operating contracts with us, which would be a threat to our Short Distance product line.

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
Medical segment

In our MediMobility Organ Transport product line, we compete primarily with Part 135 jet operators and a limited number of asset-light logistics businesses. We compete primarily based on our technology-enabled service and access to a wide variety of aircraft types, including helicopters, jets and turboprops, in many locations across the United States. This can lower costs for our customers based on our ability to select the most appropriate aircraft located in the most efficient area for the requested distance and payload.

The organ transportation industry is rapidly evolving as new technology for organ preservation is introduced. We believe new technology will benefit our business by increasing the overall supply of organs to be transplanted. However, some companies developing organ preservation technology may also develop organ transportation services that could compete with us.

We believe our ability to compete successfully as a diversified air mobility company will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, customer confidence in the safety of our offerings, customer satisfaction for the service we offer, and, for by-the-seat offerings, the routes, frequency of flights and availability of seats offered through our platform. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

Human Capital Resources
As of December 31, 2022, we had a total of 246 employees, with 202 individuals working in our operations located in the United States and 44 employees in our operations based in Europe. Among these employees, we had 182 permanent employees and 65 temporary employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
Merger and Organization
On May 7, 2021 (the “Closing Date”), privately held Blade Urban Air Mobility, Inc., a Delaware corporation formed on December 22, 2014, (“Old Blade”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among Experience Investment Corp. (“EIC”), Experience Merger Sub, Inc., a wholly owned subsidiary of EIC (“Merger Sub”), and Old Blade. The Merger Agreement provided for the acquisition of Old Blade by EIC pursuant to the merger of Merger Sub with and into EIC, with Old Blade continuing as the surviving entity and a wholly owned subsidiary of EIC. On the Closing Date, and in connection with the closing of the business combination (the “Closing”), EIC changed its name to Blade Air Mobility, Inc.
Government Regulation
Transportation and Aviation
As an arranger of air travel and an indirect air carrier, we are subject to United States Department of Transportation (“DOT”) regulations governing our advertising and sale of by-the-seat air transportation as well as the advertising and sale of aircraft charter. We are also subject to DOT regulations relating to consumer protection matters such as unfair or deceptive practices, flier complaints and ticket refunding policies and practices. Our operators are subject to the laws and regulations relating to the operation and maintenance of aircraft promulgated by the Federal Aviation Administration (“FAA”). Further, as a transporter of organs for transplant, we are subject to DOT regulations relating to the transportation of organs for transplant. Because Blade does not operate aircraft, our business operations are not directly regulated by the FAA. Our subsidiary, Blade Urban Ground Mobility, LLC, holds a for hire vehicle dispatch base license issued by the New York City Taxi and Limousine Commission, which regulates our ground mobility missions.
Our Canadian operations are subject to regulations imposed by various Canadian government agencies, including Transport Canada and Nav Canada. These regulations impose restrictions on the way we conduct our business, as well as the activities of our third-party aircraft operators. Our French operations are subject to regulation by government agencies in the country, including the Direction Générale de l'Aviation Civile (“DGAC”) and the Autorité de la Concurrence. Our Indian joint venture’s operations are regulated by Indian government agencies, including the Airports Authority of India, Ministry of Civil Aviation and Directorate General of Civil Aviation. Our Monégasque operations are subject to a complex and constantly changing regulatory landscape. These laws and regulations are imposed by relevant government agencies in Monaco, such as the Direction de l'Aviation Civile de Monaco.
Privacy and Data Protection
There are many requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business, compliance with laws governing the use, collection, and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.

We receive collect, store, process, transmit, share and use personal information, and other customer data, including health information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. A variety of federal, state, local, municipal, and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991 (“TCPA”), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”). The failure to comply with such data protection and privacy regulations can result in fines, penalties, and the enforcement of any non-compliance, which could significantly impact our business operations.
In January 2020, CCPA took effect, which provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Furthermore, on January 1, 2023, the California Privacy Rights Act (“CPRA”), which amended and expanded the CCPA, including by providing consumers with additional rights with respect to their personal information, took effect applying to information collected by businesses on or after January 1, 2022. However, enforcement of the CPRA will not begin until July 1, 2023 and enforcement will apply only to violations occurring on or after that date. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA and CPRA.
Moreover, as we offer and advertise our services in Europe, Canada, and Monaco and are subject to privacy regulations in these foreign jurisdictions. The European Union's General Data Protection Regulation (“GDPR”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), as well as the Monégasque Data Protection Act (“DPA”) are known for their stringent requirements and can pose significant challenges for companies to comply with. The GDPR sets strict standards for the handling of personal data of individuals in the European Economic Area, and noncompliance can result in significant monetary penalties. In Canada, PIPEDA sets similar standards for protecting personal data and regulating its collection, use, and disclosure. In Monaco, the DPA provides similar protection for personal data and sets standards for the collection, use, and storage of personal information.
The GDPR imposes obligations on data controllers and data processors that have an establishment in the EU or are offering goods or services to, or monitoring the behavior of, individuals within the EU. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that collect and further process personal data, including requirements relating to processing health and other sensitive data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and the United Kingdom post-Brexit, and stipulates a regime of accountability for processors and controllers. Organizations may be required to appoint a data protection officer who reports to the highest level of management within the business. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the undertaking, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for material and immaterial damages resulting from violations of the GDPR.
The CCPA, GDPR, and other similar regulations require companies to give specific types of notice and, in some cases, permit users to opt out of or obtain informed consent for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring users to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.
Environmental
Our operators are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which laws are administered by numerous state and federal agencies. We seek representations of compliance with environmental laws from our operators.

Available Information
Our Annual Report on Form 10-K (Annual Report), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available on the Investor Relations section of our website (https://ir.blade.com/) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act. All of the information on our Investor Relations website is available to be viewed free of charge. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We routinely use the Investor Relations section of our website (https://ir.blade.com/), our corporate website (www.blade.com) and our Twitter feed (@flybladenow) as channels of distribution to publish important information about Blade, including financial or other information that may be deemed material to investors. Information contained on our websites or social media channels is not part of this Annual Report or our other filings with the SEC. Except as specifically incorporated by reference into this document, information on these websites or social media channels is not part of this document.
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
We have incurred significant losses since inception. While we currently generate revenue primarily from the sale of air transportation, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability. Further, our future growth is heavily dependent upon the availability of EVA. There can be no assurance that regulatory approval and availability of EVA, or consumer acceptance of EVA, will occur in a timely manner, if at all. In addition, there may be additional costs associated with the initial build out of EVA infrastructure needed to service our routes and we cannot be sure that EVA will result in expected cost savings or efficiencies, which could in turn affect our profitability.
Further, our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our Passenger services, our ability to secure new transplant centers, organ procurement organizations and hospital customers (collectively, “MediMobility Organ Transport Customers”), and our ability to effectively integrate acquisitions.
We expect to continue to incur net losses for the foreseeable future as we focus on growing our urban air mobility services in both the United States and internationally. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•the amount of net revenue generated by sales of our Passenger and MediMobility Organ Transport services;

•the costs and expenses of expanding our U.S. and international operations;

•the extent to which our urban air mobility services are utilized by fliers in the regions we operate;

•the extent to which our MediMobility Organ Transport services are adopted by MediMobility Organ Transport Customers;

•the costs incurred in our efforts to develop our brand and improve awareness;

•the costs, timing and outcomes of any future litigation; and

•the level of our selling, general and administrative expenses.

Because of the numerous risks and uncertainties associated with our expansion and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.
The long-term impact of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business operations and our financial results.
The COVID-19 outbreak in 2020, along with the measures governments and private organizations worldwide implemented in an attempt to contain its spread, resulted in a severe decline in demand for air travel, including our Short Distance passenger service, and adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings, cancellation of public events, and many other restrictions resulted in a precipitous decline in demand for business and leisure travel generally during 2020 and the first half of calendar year 2021. Historically our business has been comprised of business travel and commuter traffic, which during the height of the pandemic was largely replaced by “virtual meeting” and teleconferencing products or became unnecessary as a result of the significant number of people now working from home.
The full extent of the impact of COVID-19 on our long-term operational and financial performance will depend on future developments, many of which are outside our control, including the emergence of new viral strains that are not responsive to a vaccine, a sustained or increased reduction in business travel in favor of virtual meetings, or a decrease in demand for air travel from the public. At this time, we are not able to predict whether the COVID-19 pandemic will result in permanent adverse changes to our customers’ behavior or their demand for our urban air mobility services. Furthermore, future similar public health threats could result in another severe decline in demand for our services and have a material adverse impact on our business, operations and financial condition.
The markets for our Passenger offerings are still in relatively early stages of growth, and if such markets do not continue to grow, grow more slowly than we expect, or fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
Blade’s Passenger urban air mobility services have grown rapidly since we launched our business in 2014, though it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all.
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
Our most recent entry into European and Canadian markets presents the risk of limited brand recognition in these regions. As a result, the lack of brand recognition may result in difficulties in gaining and retaining fliers and building partnerships with local entities. In addition, competition in these new markets may be strong, with established players and new entrants offering similar services. The potential intense competition and limited brand recognition could make it difficult for us to establish a strong market position and generate profitable returns.

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
The success of our Passenger segment will be highly dependent on our ability to effectively market and sell air transportation as a substitute for conventional methods of transportation.
We generate a substantial portion of our revenue from the sale of air transportation. Our success depends, in part, on our ability to cost-effectively attract new fliers, retain existing fliers, and increase utilization of our platform by existing fliers. Historically, we have made, and expect that we will need to continue to make, significant investments and implement strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. For example, for the years ended December 31, 2022 and December 31, 2021, selling and marketing costs represented approximately 5% and 6% of our revenues, respectively. These investments and initiatives may not be effective in generating sales growth or profits. In addition, marketing campaigns can be expensive and may not result in the acquisition of additional fliers in a cost-effective manner, if at all. As our brand becomes more widely known, future marketing campaigns or brand content may not attract new fliers at the same rate as past campaigns or brand content. If we are unable to attract new fliers, our business, financial condition, and results of operations will be adversely affected.
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
Our Passenger business is primarily concentrated on urban air mobility, which is vulnerable to changes in consumer preferences, discretionary spending, and other market changes impacting luxury goods and discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current high-inflation environment. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our urban air mobility services, or could shift demand from our urban air mobility services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from urban air mobility, our business, financial condition, and results of operations could be adversely affected.
The EVA industry may not continue to develop, EVA may not be adopted by the market or our third-party aircraft operators, EVA may not be certified by transportation authorities, or EVA may not deliver the expected reduction in operating costs, any of which could adversely affect our prospects, business, financial condition, and results of operations.
EVA involves a complex set of technologies, which we rely on original equipment manufacturers (“OEMs”) to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers or cargo, OEMs must receive requisite approvals from federal transportation authorities. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all. In order to gain government certification, the performance, reliability, and safety of EVA must be proven, none of which can be assured. Even if EVA aircraft are certified, individual operators must conform EVA aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA aircraft, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business.

Additional challenges to the adoption of EVA, all of which are outside of our control, include:
•market acceptance of EVA;
•state, federal, or municipal licensing requirements and other regulatory measures;
•necessary changes to infrastructure to enable adoption, including installation of necessary charging equipment; and
•public perception regarding the safety of EVA.
There are a number of existing laws, regulations, and standards that may apply to EVA, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address EVA more specifically could delay the ability of OEMs to receive type certification by transportation authorities and thus delay our third-party aircraft operators’ ability to utilize EVA for our flights. In addition, there can be no assurance that the market will accept EVA, that we will be able to execute on our business strategy, or that our offerings utilizing EVA will be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding EVA, including the overall safety and the potential for injuries or death occurring as a result of accidents involving EVA, regardless of whether any such safety incidents occur involving Blade or of our third-party operators. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition, and, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
If we are not able to successfully enter into new markets and offer new routes and services and enhance our existing offerings, our business, financial condition, and results of operations could be adversely affected.
Growth in our Passenger segment will depend in part on our ability to successfully enter into new markets, create and introduce new routes, and expand our existing routes by adding more frequent flights. Significant changes to our existing routes or the introduction of new and unproven routes may require us to obtain and maintain applicable permits, authorizations, or other regulatory approvals. If these new or expanded routes are unsuccessful or fail to attract a sufficient number of fliers to be profitable, or we are unable to bring new or expanded routes to market efficiently, our business, financial condition, and results of operations could be adversely affected. Furthermore, new third-party aircraft operator or flier demands regarding our services, including the availability of superior routes or a deterioration in the quality of our existing routes, could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our routes or our business model.
Developing and launching new routes or enhancements to our existing routes involves significant risks and uncertainties, including risks related to the reception of such routes by existing and potential future third-party aircraft operators and fliers, increases in competition from local players who may have a better understanding of the local culture, language and customer preferences, increases in operational complexity, unanticipated delays or challenges in implementing such routes or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast flier demand and the number of third-party aircraft operators using our platform), and negative publicity in the event such new or enhanced routes are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in such operational challenges affecting our business. In addition, developing and launching new routes and enhancements to our existing routes may involve significant upfront investment, such as additional marketing and terminal build out, and such investments may not generate return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified third-party aircraft operators and fliers and our ability to increase utilization of our routes and could adversely affect our business, financial condition, and results of operations.

Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters, or charter flights and, in particular, from any accident involving our third-party aircraft operators.

The operation of aircraft is subject to various risks, and demand for air transportation has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade flights, our third-party aircraft operators, or aircraft flown by our third-party aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board (“NTSB”), and are often separated into categories of transportation. Because our services include a variety of transportation methods, our customers may have a hard time determining how safe our services are, and their confidence in the safety of our services may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services, organ transportation services, air medical transportation or the transportation methods they utilize.

While we do not own, operate or maintain aircraft, we believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure, or that of our third-party operators, to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, one of our third-party operators’ Blade-branded aircraft, or a type of aircraft in our third-party operators’ fleet that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. Blade-branded aircraft have in the past been involved in accidents and despite our best efforts, there can be no guarantee that such events will not occur in the future. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft as used by our third-party operators could create an adverse public perception, which could harm our reputation, resulting in current or prospective customers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
We expect to face intense competition in the urban air mobility industry.
The urban air mobility industry is still developing and evolving, but we expect it to be highly competitive. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. For example, some multimodal transportation providers and even commercial airlines have expressed interest in air mobility, and Uber Technologies, Inc. has a significant investment in a company that is developing EVA aircraft. Moreover, potential manufacturers of EVAs may choose to develop vertically integrated businesses, or they may contract with competing air mobility service providers rather than entering into operating contracts with us, which would be a threat to our business. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national helicopter or heliport operations that we rely on to offer our urban air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the urban air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country.
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
Our reliance on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations and other strategic alliances could adversely affect our business.
We rely significantly on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations and other strategic partners and alliances to generate revenues, expand into new markets and further penetrate existing markets. In recent years, we have entered into strategic business relationships with, among others, Organ Procurement Organizations, hospitals and transplant centers to increase growth in our MediMobility Organ Transport product line. Our MediMobility Organ Transport product line growth is highly dependent on the procurement of human organs for transplant by our MediMobility Organ Transport Customers. If our MediMobility Organ Transport Customers

cannot procure human organs for transplant or the industry experiences a shortage of human organs, we may face challenges in fulfilling our contractual obligations with third-party aircraft and ground operators. This could negatively impact our reputation, ability to generate increased revenue and achieve profitability.
Additionally, if new organ preservation technology or the emergence of animal-derived, synthetic, or lab-grown organs makes rapid, dedicated air transportation of human organs unnecessary, our MediMobility Organ Transport Customers may no longer require our services to successfully complete organ transplants for their patients, which could have a material adverse effect on our business, results of operations, and financial condition.

If we experience harm to our reputation and brand, our business, financial condition, and results of operations could be adversely affected.
Continuing to increase the strength of our reputation and brand for reliable, experience-driven, and cost-effective urban air mobility and human organ transport is critical to our ability to attract and retain qualified, third-party aircraft operators and fliers. In addition, our growth strategy continues to include international expansion through route acquisition, joint ventures, minority investments, or other partnerships with local companies as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition.
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
•a failure to deliver human organs or medical teams to transplant centers on a timely basis; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
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
Any failure to offer high-quality customer support may harm our relationships with fliers or MediMobility Organ Transport Customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.
We strive to create high levels of flier satisfaction through the experience we provide in our terminal lounges and the support provided by our Flier Experience team. MediMobility Organ Transport logistics coordinators and Flier Relations representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain fliers and commercial customers. Fliers depend on our Flier Relations team to resolve any issues relating to our services, such as leaving something in a third-party aircraft operator’s vehicle, flight cancellations, or scheduling changes. Transplant centers depend on our logistics coordinators to monitor and coordinate between multiple operators of air and ground transportation, surgical teams procuring organs, organ procurement organizations providing support at the donor site, and the transplant centers that will ultimately perform the transplant on the recipient. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our fliers and MediMobility Organ Transport Customers and are sufficiently knowledgeable about our services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.
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
In our Passenger segment, our success also depends on our ability to generate more revenue per flight by maintaining high flier utilization rates (i.e., the number of seats purchased on each flight). Flier utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low flier utilization rates to increase or maintain flier satisfaction and brand recognition and for marketing or other purposes. We have utilized monthly and annual commuter passes and annual corporate bulk purchasing options to increase our flier utilization rates in the past; however, these products may be less appealing following the COVID-19 pandemic.
While historically we have maintained daily aircraft and flier utilization rates sufficient to offset the costs we pay to operators, we may be unable to maintain and increase utilization rates as our business grows and expands. The risk of delays, cancellations, and flight rescheduling, which could negatively impact our utilization rates, may increase as we expand our business to include new markets and destinations, more frequent flights on current routes, and expanded facilities.
Our Short Distance product line is concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances affecting these metropolitan areas.
We derive a significant portion of our Short Distance revenue from flights that either originate from or fly into heliports and airports located in or near New York, New York, Vancouver, British Columbia and the South of France. As a result of our geographic concentration, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances in each of these metropolitan areas. A significant interruption or disruption in service at one of the terminals where we have a significant volume of flights could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations, and financial condition. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition, and operating results.

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
Although our third-party aircraft operators are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil- producing countries (for example, the war in Ukraine) or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity, or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators. The impact of such events may limit our ability to expand internationally, attract and retain fliers and commercial customers, and our third-party aircraft operators’ ability to perform our by-the-seat flights, which could result in loss of revenue and adversely affect our ability to provide our services.
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
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our technology platform. These events have resulted in, and similar future events could result in, losses of revenue due to increased difficulty of booking services through our technology platform, impacts to on-time performance, and resultant errors in operating our business. A prolonged interruption in the availability or reduction in the availability or other functionality of our platform could adversely affect our business and reputation and could result in the loss of customers. Moreover, to the extent that any system failure or similar event results in harm or losses to customers, such as the inability to book flights or monitor organ transports because of a system failure, we may make voluntary payments to compensate for such harm, or the affected customers could seek monetary recourse or contractual remedies from us for their losses. Such claims, even if unsuccessful, would likely be time consuming and costly for us to address.
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
We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our platform available to customers. Such mobile operating systems or application marketplaces could limit or prohibit us from making our apps available, make changes that degrade the functionality of our apps, increase the difficulty of using our apps, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us. Additionally, if any future competitor’s placement in such mobile operating system’s application marketplace is more prominent than the placement of our apps, overall growth in our flier base could slow and the usage of our platform could be adversely affected. Our apps have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to offer our existing Passenger flight schedule and to expand or change our Passenger route network in the future, which may have a material adverse impact on our operations.
In our Passenger segment, in order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain or obtain space for passenger terminals. As airports and heliports around the world become more congested, it may not be possible for us to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports and heliports throughout our network, including those imposed by inadequate facilities at desirable locations. Additionally, there is no assurance that we will be able to obtain necessary approvals and to make necessary infrastructure changes to enable adoption of EVA, including installation of necessary charging equipment. Any limitation on our ability to acquire or maintain space for passenger terminal operations could have a material adverse effect on our business, results of operations, and financial condition.
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
Prior to our recapitalization we financed our operations and capital expenditures primarily through private financing rounds. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to the COVID-19 pandemic, inflation, interest rates or otherwise have, resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.
We have started expanding our Passenger segment internationally. In 2019, we entered into a joint venture in India (our “Indian Joint Venture”), in 2021, we expanded into Canada through the acquisition of the exclusive rights to Helijet International, Inc.’s passenger transportation services, in 2022, we expanded into Europe (France, Switzerland and Monaco) through the acquisition of the passenger transportation services of Héli Sécurité, Azur Hélicoptère and Monacair, and we may continue to expand our international operations into new countries. Operating outside of the United States may require significant management attention to oversee operations across a broad geographic area with varying regulations, customs and cultural norms, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
We have and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships, route acquisitions or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership, or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with the proceeds of debt, may increase our indebtedness, and, to the extent acquired or financed through equity issuance, dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of aircraft operators with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees, and impact financial and operational results. In addition, in order to continue to increase our presence, we expect to incur substantial expenses as we continue to attempt to increase our route offerings, flight frequency, passenger terminal footprint, and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins and reduced profitability, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and may cause our results to fall short of expectations.
Our financial results may fluctuate from quarter to quarter due to a number of factors, including but not limited to the seasonality of our fliers’ travel patterns and the demands of our MediMobility Organ Transport Customers, both of which are unpredictable and could impact the volume of air transportation missions we arrange in any given quarter. Our revenue from sales may fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Risks Related to Our Dependence on Third-Party Providers
We rely on our third-party operators to provide and operate aircraft. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
Our asset-light business model means that we do not own or operate any aircraft. Instead, we rely on third-party contractors to own and operate aircraft. Pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators. Should we experience complications with any of these third-party contractors or their aircraft, we may need to delay or cancel flights. We face the risk that any of our contractors may not fulfill their contracts and deliver their services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, public health threats, such as the COVID-19 outbreak, or other events. The failure of any contractors to perform to our expectations could result in delayed or cancelled flights and harm our business. Our reliance on contractors and our inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.
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

Transportation for the hearts, lungs and livers that make up the vast majority of our MediMobility Organ Transport product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests is the primary metric by which MediMobility Organ Transport Customers evaluate our performance. The short turnaround times required in our MediMobility Organ Transport product line necessitate dedicated aircraft and crews. Historically, the combination of our Passenger and MediMobility Organ Transport demand has been enough to incentivize operators to provide dedicated aircraft and crews for this purpose, but there is no guarantee that will continue, particularly if demand for private aircraft continues to increase.
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
Although our third-party aircraft operators are not currently experiencing workforce disruptions, we cannot predict the future actions of their workforce. Union strikes among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our services and thus could have a material adverse effect on our business, financial condition, and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have a material adverse effect on our business, results of operations, and financial condition.
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
Canada. Our Canadian operations are subject to strict regulations imposed by various Canadian government agencies, including Transport Canada and Nav Canada. These regulations impose restrictions on the way we conduct our business, as well as the activities of our third-party aircraft operators. Non-compliance with these regulations may result in fines or other enforcement actions taken by the relevant authorities. Any new regulations in the future, especially those that limit the operational abilities of our third-party aircraft operators, may significantly impact our business and the industry. Additionally, Transport Canada and Nav Canada regulations require specific disclosures to consumers and the filing of flight routes, which may pose a challenge for our marketing and operational teams.
France. Our French operations are subject to strict regulation by government agencies in the country, including the DGAC and the Autorité de la Concurrence. Non-compliance with these regulations or any concerns raised by these agencies could result in administrative, civil, or criminal penalties for our French operations. Furthermore, we may face regulatory actions that could disrupt, limit, or alter its operations in France, negatively impacting our business, financial stability, and performance in the country.
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
Monaco. Our Monégasque operations are also subject to a complex and constantly changing regulatory landscape, which may result in increased costs, disruptions to operations, limitations on the company’s flexibility to operate, decreased demand for air travel, and potentially significant competitive disadvantages. These laws and regulations imposed by relevant government agencies in the country, such as the Direction de l'Aviation Civile de Monaco and other regulatory bodies, could have a negative impact on our business, financial condition, and results of operations in Monaco.
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
We face regulatory obstacles, including those lobbied for in local government, which could prevent us from operating our urban air mobility or Medical services. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or third-party aircraft operators are required to comply with regulatory and other requirements applicable to air transportation services, our revenue and growth would be adversely affected.
We currently operate passenger terminals out of several airports and heliports throughout New York, Massachusetts, and Florida. These facilities are strategically located in close proximity to heavily populated areas. If these airports or heliports were to restrict access for rotor wing operations, our passenger volume and utilization rates may be significantly adversely impacted and certain existing or planned future routes may cease to be profitable for us to operate. New York has a limited number of hangar and helipad sites, which may limit our ability to expand operations to other locations within the state. While we do not require hangar space to operate our business, the availability of nearby hangar space is advantageous to allow our third-party aircraft operators to effectively support our business. In addition, communities near certain key heliports and airports, and the elected officials representing them, are concerned about noise generated by helicopters. Some of these communities have proposed new rules and legislation to reduce or eliminate helicopter flights from key Blade service areas, including Manhattan, Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez. For example, across the United States, proposed legislation in 2021 at local, city and state levels sought to limit helicopter flights over cities with certain population and density restrictions, though its our view such bills will not pass. Between June 1, 2023 and September 15, 2023, the local governments of Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez, will impose daily and weekly limitations on the frequency of helicopter movements from landing zones within their respective geographical areas. Moreover, the Town Board of the Town of East Hampton, New York is considering the temporary closure, or additional restrictions on the use, of the East Hampton Airport, following the expiration of FAA grant assurances in September of 2021. On February 15, 2022, the Company filed and others filed a petition in the Supreme Court of the State of New York, County of Suffolk, alleging that the plan to close the East Hampton Airport violates New York’s Environmental Quality Review Act and Article 78 of New York’s Civil Practice Law and Rules. The court granted a temporary restraining order, which the respondents unsuccessfully tried to modify or partially stay. The court later consolidated this case with two other similar cases and on October 19, 2022 the court granted our and other petitioners’ petitions in their entirety, which led to the respondents filing of Notice of Appeal. Additionally, the Company and other plaintiffs filed a complaint in the United States District Court, the Southern District of New York, against the County of Westchester, April Gasparri, and Avports for preventing them from operating at Westchester County Airport. The County of Westchester responded with counterclaims against the plaintiffs for violating Westchester County Airport’s terminal use procedures and seeking a permanent injunction. The Company denies violating the terminal use procedures. If these or any similar efforts are successful, our business would be severely impacted and our growth opportunities in such areas may be reduced.

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
The CPPA provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new, there is still some uncertainty about how the CCPA will be interpreted and enforced. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties (up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional) and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, CPRA, which amended and expanded the CCPA, including by providing consumers with additional rights with respect to their personal information took effect applying to information collected by businesses on or after January 1, 2022. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA and CPRA.
Moreover, as we offer and advertise our services in Europe, Canada, and Monaco, it is important to acknowledge the impact of privacy regulations in these foreign jurisdictions which we are subject to. The GDPR, PIPEDA, and DPA are known for their stringent requirements and can pose significant challenges for companies to comply with. Complying with such privacy regulations requires increased expenditure in human and financial resources which may negatively impact the financial conditions of our foreign operations.
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

Risks Related to Ownership of Our Securities and Being a Public Company
We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately report its financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022, due to the existence of two material weaknesses as follows:

•Management’s evaluation of the design effectiveness of internal controls to prevent or detect material misstatements or omissions has identified a significant number of control deficiencies across all business processes and areas, including IT general controls related to financially relevant IT applications. Although these deficiencies are not individually material in nature, in aggregate they constitute a material weakness; and

•We have not developed a formal framework that enables management to assess the operating effectiveness of internal controls over financial reporting including IT general controls related to financially relevant IT applications, specifically lacking evidential matter to support:
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
▪That the results of the control tests were appropriately considered.

These material weaknesses could impact our financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have implemented Sarbanes-Oxley Act (“SOX”) compliance software to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls as described under “Item 9A. Controls and Procedures: Management’s Plans for Remediation” and expect to have the two identified material weaknesses remediated during 2023, the work is ongoing, may be time consuming and costly, and there can be no assurance as to when we will successfully remediate these material weaknesses.

In addition, in connection with the audits of Old Blade’s consolidated financial statements for the years ended September 30, 2021 and the audited Transition Period (as defined below), we identified a material weakness in our internal control over financial reporting. This material weakness was that we had not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:

•Management’s evaluation of whether the internal controls are designed to prevent or detect material misstatements or omissions;

•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and

•That the results of the control tests were appropriately considered.

We remediated the portion of this material weakness relating to the development of a formal framework that enables management to evaluate whether the internal controls over financial reporting are designed to prevent or detect material misstatements or omissions. We accomplished this by the hiring of a Director of Internal Controls in August 2021 and the implementation of SOX compliance software in August 2022 to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls, resulting in the completion of Control Assessments for all in-scope entities and the documentation (within the SOX compliance software) of Risk and Control Matrices for all in-scope

Business Processes, IT General Controls and Entity Level Controls that enables management to identify all key control design gaps.
As discussed above, we have taken, and plan to take, a number of measures to remediate these material weaknesses; however, if we are unable to remediate our continuing material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, and the rules and regulations of the applicable listing standards of the Nasdaq. The requirements of these rules and regulations have increased and may continue to increase our legal, accounting, and financial compliance costs, have made some activities more difficult, time-consuming, and costly and have placed significant strain on our personnel, systems, and resources.
SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of SOX(“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.
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
The price of our securities may change significantly, and you could lose all or part of your investment as a result.
The trading price of our common stock and Warrants has been and in the future may again be volatile. The stock market experienced extreme volatility during part of 2020, 2021 and 2022. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. An investor might not be able to resell shares or Warrants at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Growth Strategy”. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
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
We intend to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors (or “Board”). Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common stock.
We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants to our directors, officers, and employees without stockholder approval in a number of circumstances. In addition, exercise of the Warrants would be dilutive. Our issuance of additional common stock or other equity securities could have one or more of the following effects:
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We may remain an emerging growth company until the last day of the fiscal year following September 13, 2024 or such earlier time that we have more than $1.235 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, OR (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
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
In addition, the shares of common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. As of December 31, 2022, approximately 5,212,079 shares of our common stock were reserved for future issuance under our 2021 Omnibus Incentive Plan.

General Risks
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
As a publicly traded company, we incur significant legal, accounting, and other expenses that we were not required to incur in the past. These expenses will increase once we are no longer an “emerging growth company” as defined under the JOBS ACT. In addition. new and changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including Dodd Frank, the Sarbanes-Oxley Act, and regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. These rules and regulations have increased and may continue to increase our legal and financial costs and divert management time and attention from revenue-generating activities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in New York, New York. We use this facility for finance and accounting, legal, talent management, technology, marketing, sales and other administrative functions. We also maintain, primarily for the Passenger segment, branded terminals for the use of Blade fliers and customer experience personnel pursuant to leases, licenses or permits with operators of various heliports and airports in New York, New York, White Plains, New York, Newark, New Jersey, Opa-Locka, Florida, Nantucket Massachusetts, Cannes, France, Nice, France and Monaco. Our wholly-owned subsidiary Trinity, which is part of the Medical reporting segment, operates from Tempe, Arizona, Blade Europe, which is part of the Passenger reporting segment, operates from offices in Cannes, France and Monaco

Item 3. Legal Proceedings
In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of December 31, 2022, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Holders

On March 6, 2023, the Company had 31 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 8 to the consolidated financial statements included herein for additional information.

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

On February 1, 2022, the Board of Directors approved a change of the Company's fiscal year-end from September 30 to December 31. The Company's 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022.
Overview

Blade is a technology-powered, global air mobility platform committed to reducing travel friction by providing cost-effective air transportation alternatives to some of the most congested ground routes in the U.S. and abroad. Today, we predominantly use helicopters and amphibious aircraft for our passenger routes and are also one of the largest air medical transporters of human organs for transplant in the world. Our asset-light model, coupled with our exclusive passenger terminal infrastructure, is designed to facilitate a seamless transition to Electric Vertical Aircraft (“EVA” or “eVTOL”), which is expected to enable lower cost air mobility to the public that is both quiet and emission-free. Blade operates in three key product lines across two segments (see Note 9 to the consolidated financial statements included herein for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis.
•Jet and Other –  Consists principally of revenues from non-medical jet charter and by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.
Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.
Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Year Ended December 31,
	2022	2021
Seats flown – all passenger flights(1)	106,368	35,799
__________
(1) Prior period amounts have been updated to conform to current period presentation.
We define “Seats flown — all passenger flights” as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term consumer-facing strategy is primarily focused on growth in by-the-seat products, and we believe that “Seats flown — all passenger flights” is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by “Seats flown — all passenger flights,” but has less impact on revenue, which is heavily influenced by the Jet and Other product lines where we typically fly fewer passengers over long distances at a high price. We believe the “Seats flown — all passenger flights” metric is useful to investors in understanding the overall scale of our Passenger segment and trends in the number of passengers paying to use our service.

Developments for 2021

Acquisitions

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. Trinity is an asset-light, multi-modal organ transport business working with transplant centers, organ procurement organizations and hospitals. The transaction complimented Blade’s existing MediMobility Organ Transport business in the Northeast by expanding the operational footprint across the United States. The results of Trinity are reported in the MediMobility Organ Transport product line (part of the Medical segment). See also Note 4 - “Acquisitions” to the consolidated financial statements included herein.

On November 30, 2021, the Company through its wholly-owned subsidiaries Blade Urban Air Mobility, Inc. and Blade Urban Air Mobility (Canada) Inc. (“Blade Canada”) entered into an agreement with Helijet International, Inc. ("Helijet"), a British Columbia-based aviation solutions company and with Pacific Heliport Services Ltd. (“PHS”), a wholly-owned subsidiary of Helijet. Pursuant to this agreement, Blade Canada has acquired exclusive rights to offer scheduled helicopter flights operated by Helijet and to utilize passenger terminals at heliports controlled by PHS. The agreement has an initial term of five years and will be automatically renewed for successive two-year periods. Helijet is the largest operator of scheduled passenger helicopter services in the Vancouver market. This transaction gave Blade access to the Canadian urban air mobility market, which launched as Blade Canada in December 2021. The results of Blade Canada are reported in the Short Distance product line (part of the Passenger segment).

Developments for 2022

Acquisitions

On September 1, 2022, Blade acquired, through Blade Europe SAS, a wholly-owned French société par actions simplifiée subsidiary (“Blade Europe”), 100% of the share capital and voting rights of Héli Tickets France SAS (“Héli Tickets France”), a French société par actions simplifiée, which was then renamed “Blade France SAS” (“Blade France”) and of Helicopter Monaco SARL (“Helicopter Monaco”), a Monegasque société à responsabilité limitée, which was then renamed “Blade Monaco SARL” (“Blade Monaco”). We refer to the three European legal entities (Blade Europe, Blade France and Blade Monaco) collectively as “Blade Europe”. These acquisitions are part of Blade’s growth strategy of leveraging its asset-light model, technology and recognized brand to aggregate the best use cases for urban air mobility. The routes in Southern France, Monaco, Italy and Switzerland, meet the criteria given the geography, short distances and large addressable markets. In addition these markets have connectivity to our existing service areas where the Blade brand enjoys recognition, creating the opportunity for cross pollination between our North American and European customer base. As a result of this acquisition and an Aircraft Operator Agreement Blade Europe entered into in connection with the acquisition, Blade gained the right to act as the exclusive air charter broker and/or reseller of air transportation services to be operated and provided by the operator partners at pre-negotiated fixed hourly rates and with a minimum number of annual flight hours guaranteed to the operators by Blade. The initial term of the Aircraft Operator Agreement ends on December 31, 2032 and it will automatically renew for successive three year periods.

Blade paid an aggregate cash purchase price for the Shares of Héli Tickets France and Helicopter Monaco of €47.8 million ($48.1 million). Acquisition costs of $3.0 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.

The results of Blade Europe for the period from the September 1, 2022 to December 31, 2022 are included in the Short Distance product line (part of the Passenger segment). See also Note 4 - “Acquisitions” to the consolidated financial statements included herein.

Other Developments

Beginning in June 2021, Blade reintroduced by-the-seat helicopter transfer service between Manhattan and both JFK and Newark airports (“Blade Airport”), which had been paused since March 2020 due to the impacts of the COVID-19 pandemic. Given our fliers’ desire for broad service availability coupled with a gradual ramp in customer awareness, as expected, average seat utilization per flight has remained below breakeven levels since the re-launch. This has resulted in a negative impact to profitability, both in the Passenger segment (see Note 9 - “Segment and Geographic Information” to the consolidated financial statements included herein) and for the Company as a whole. We are encouraged by continued revenue and passenger volume growth in Blade Airport, which we believe serves a large addressable market. We expect that continued passenger growth will lead to improved seat utilization for Blade Airport, eventually resulting in profitability, but we may not be successful in pursuing this growth strategy.

Recent Developments — Impact of COVID-19
The COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, drove the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. At the onset of the pandemic, we experienced a substantial decline in the demand for our Short Distance passenger services due to travel restrictions that significantly reduced the number of commercial airline passengers and office closures that required many people to work from home, lowering commuter demand. However, we continued to see increasing demand for our MediMobility Organ Transport and Jet and Other services throughout the pandemic.

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
We began to see a recovery in Short Distance demand in Summer 2021 that continued throughout 2022. However, future adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to a vaccine, a sustained or increased reduction in business travel in favor of virtual meetings, or a decrease in demand for air travel from the public, could slow the recovery of our Short Distance products and postpone our ability to launch planned route expansions.

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

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage fliers and organ transports across numerous simultaneous flights, coordinating multiple operators flying between terminals across our route network. We believe that this technology, which provides us with enhanced logistics capabilities and information from our fliers signaling their interest in new routes, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in flier volume, new routes, new operators, broader flight schedules, international expansion, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

Our asset-light business model was developed to be scalable and profitable using conventional aircraft today while enabling a seamless transition to EVA, once they are certified for public use. We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the consumer’s price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertical landing infrastructure (“vertiports”) in our existing and new markets. In the interim, we purchase offsets to counteract the carbon emissions generated by our urban air mobility services.

Factors Affecting our Performance
Ability to attract and retain fliers in our Short Distance product line
Our success depends in part on our ability to cost-effectively attract new fliers, retain existing fliers and increase utilization of our services by current fliers. We plan to continue making significant investments and implementing strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. These investments and initiatives may not be effective in generating sales growth or profits. Moreover, if fliers do not perceive our urban air mobility services to be reliable, safe, and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain fliers or increase their utilization of our platform.
Ability to attract and retain customers in our MediMobility Organ Transport and Jet and Other product line
Our MediMobility Organ Transport product line primarily serves transplant centers, organ procurement organizations and hospitals. Transportation for the hearts, lungs and livers that make up the vast majority of this product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which MediMobility Organ Transport Customers evaluate our performance.

We utilize the same aircraft and aircraft operators in our Passenger segment. Historically, the combination of our Passenger and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Recent increased demand for private jets has led to increased charter costs and more limited availability in the spot jet charter market, but has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices.
Impact of inflation to our business

We generally pay a fixed hourly rate to our third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, with the exception of certain aircraft utilized primarily for organ transportation, which can be on two to three year contracts. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. We have historically passed through cost inflation to customers and most contracts with our MediMobility Organ Transport Customers automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

Passenger Expansion into New Geographic Markets

Our Passenger segment growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure that are facing increasing ground congestion. In these areas, our urban air mobility services can provide the most time savings for our fliers, and given the short distances involved, costs for our services can be comparable to luxury, private car services. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure. The number of potential fliers using our urban air mobility services in any market cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.
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
Development, approval and acceptance of EVA for commercial service
We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new, vertiports in our existing and new markets. However, manufacturers, individual operators that will purchase EVA, and pilots must receive requisite approvals from federal transportation authorities before EVA can fly passengers. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.
We believe that Blade is well positioned to introduce EVA into commercial service, once available, for a number of reasons. In our Passenger segment, we believe our existing Short Distance routes will be compatible with EVA, which are initially expected to have a limited range, and our existing terminal space will accommodate EVA. Additionally, we believe that the last-mile transports we perform using helicopters or ground vehicles in our Medical segment may be compatible with EVA, reducing organ transport time and cost for our customers. Blade’s unit economics are designed to be profitable using either conventional helicopters or EVA, even if early EVA do not deliver significant cost savings relative to helicopters. Moreover, Blade’s asset-light business model and technology platform are operator and aircraft agnostic, enabling a seamless transition to EVA.
Seasonality

Passenger segment

Historically, we have experienced significant seasonality in our Short Distance product line with flight volume peaking during the quarters ended June 30 (Q2) and September 30 (Q3) of each fiscal year due to the busy summer travel season, with lower volume during the quarters ended March 31 (Q1) and December 31 (Q4).

Jet and Other revenue has historically been stronger in the first and fourth quarter (Q1 and Q4) given that our by-the-seat jet service has historically operated only between November and April.

Medical segment

Historically, MediMobility Organ Transport demand has not been seasonal.
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
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, directors and officers insurance costs, professional fees, credit card processing fees and establishment costs. We expect that general and administrative expenses will increase for the foreseeable future as we expand our service offerings to additional cities and increase flight volumes on existing routes.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. We expect that selling and marketing expenses will increase for the foreseeable future as they represent a key component of our initiatives to expand into new markets. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.
Change in Fiscal Year End

On February 1, 2022, the Board of Directors approved a change of our fiscal year-end from September 30 to December 31. Our 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022. We have recast the income statement and statement of cash flows for the year ended December 31, 2021 and have provided a comparison to the year ended December 31, 2022. We have also provided a comparison of the three months ended December 31, 2021 (the “Transition Period”) to the three months ended December 31, 2020. The recast income statement was derived as follows:

				(in 000s)
	Year ended September 30, 2021	Plus: Three months ended December 31, 2021 (Transition Period)	Less: Three months ended December 31, 2020	Year ended December 31, 2021
Revenue	$50,526	$24,618	$7,986	$67,158
Operating expenses	74,619	35,154	10,354	99,419
Loss from operations	(24,093)	(10,536)	(2,368)	(32,261)
Net (loss) income	(40,052)	772	(2,361)	(36,919)

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	% of Revenue	2021	% of Revenue
Revenue	$146,120	100%	$67,158	100%

Operating expenses
Cost of revenue(1)	123,845	85%	54,305	81%
Software development(1)	5,545	4%	2,158	3%
General and administrative(1)	62,510	43%	39,143	58%
Selling and marketing(1)	7,749	5%	3,813	6%
Total operating expenses	199,649	137%	99,419	148%

Loss from operations	(53,529)		(32,261)

Other non-operating income (expense)
Change in fair value of warrant liabilities	24,225		(7,422)
Realized loss from sale of short-term investments	(2,162)		—
Recapitalization costs attributable to warrant liabilities	—		(1,731)
Interest income, net	3,434		743
Total other non-operating income (expense)	25,497		(8,410)

Loss before income taxes	(28,032)		(40,671)

Income tax benefit	(772)		(3,752)

Net loss	$(27,260)		$(36,919)

Net loss per share, basic and diluted	$(0.38)		$(0.68)
Weighted-average number of shares outstanding:	71,238,103		54,105,944
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Comparison of the Year Ended December 31, 2022 and 2021

Revenue
Disaggregated revenue by product line was as follows:

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
Product Line(1):
Short Distance	$44,986	$26,507	70%
Jet and Other	$29,355	$25,699	14%
MediMobility Organ Transport	71,779	14,952	380%
Total Revenue	$146,120	$67,158	118%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the years ended December 31, 2022 and 2021, revenue increased by $79.0 million or 118%, from $67.2 million in 2021 to $146.1 million in 2022.
Short Distance revenue increased by $18.5 million or 70% from $26.5 million in 2021 to $45.0 million in 2022. Growth in Short Distance revenue was driven by: the acquisition of Helijet’s passenger business in December 2021 (“Blade Canada”); increased US passenger volumes driven primarily by the reintroduction of our by-the-seat airport transfer products in June 2021; higher seat and charter prices, implemented during the 2022 period; and the acquisition of Blade Europe in September 2022.

Jet and Other revenue increased by $3.7 million or 14% from $25.7 million in 2021 to $29.4 million in 2022. Growth in Jet was driven primarily by an increase in the average price per jet charter trip and increased flight volumes on our seasonal by-the-seat jet service between New York and South Florida, partially offset by lower revenues from brand partners and ground transportation services.
MediMobility Organ Transport revenue increased by $56.8 million or 380% from $15.0 million in 2021 to $71.8 million in 2022. Growth in MediMobility Organ Transport was driven by the acquisition of Trinity completed in mid-September 2021, the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.
Cost of Revenue

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$123,845	$54,305	128%
Percentage of revenue	85%	81%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the years ended December 31, 2022 and 2021, cost of revenue increased by $69.5 million or 128%, from $54.3 million during 2021 to $123.8 million in 2022 driven by increased flight volume and an increase in the average price per trip.
Cost of revenue as a percentage of revenues increased by 4 percentage points from 81% to 85%, attributable primarily to (i) a shift in revenue mix towards MediMobility Organ Transport, which has higher cost of revenue as a percentage of revenue compared with our Short Distance products, in the current year MediMobility Organ Transport represents 49% of revenue, compared to approximately 22% in the prior year period; (ii) the impact of the COVID-19 Omicron variant on demand for travel in Vancouver, Canada, where significant public health restrictions were in effect during the current year period, and as a result Blade Canada operated below breakeven during the early part of the year. Blade Canada results were included for the full year in the current year period, while only one month was included in the prior year period; and (iii) the reintroduction of our by-the-seat airport transfer service in June 2021, which is currently operating below breakeven during the ramp period, as expected. Those impacts were partially offset by a year over year reduction in cost of revenue as a percentage of revenue for US Short Distance (excluding Blade Airport) attributable to price increases implemented in the 2022 period.
Software Development

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
Software development(1)	$5,545	2,158	157%
Percentage of revenue	4%	3%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the years ended December 31, 2022 and 2021, software development costs increased $3.4 million, or 157%, from $2.2 million during 2021 to $5.5 million in 2022, attributable primarily to: (i) a $1.3 million increase in staff costs; (ii) a $0.8 million increase in consulting costs related to improvements to our software following our expansion to Europe and Canada; (iii) a $0.6 million increase in professional fees in connection with a user experience re-design project; (iv) a $0.3 million increase due to a short term incentive plan for the year 2022; and (v) a $0.1 million increase in stock based compensation.
General and Administrative

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
General and administrative(1)	$62,510	$39,143	60%
Percentage of revenue	43%	58%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the years ended December 31, 2022 and 2021, general and administrative expense increased by $23.4 million, or 60%, from $39.1 million in 2021 to $62.5 million in 2022.

The primary drivers for the increase were: (i) a $9.6 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Trinity (September 2021) and Blade Europe (September 2022), as well as the requirement for additional roles following the Company becoming public in May 2021; (ii) a $6.3 million increase attributable to contingent consideration compensation in connection with the Trinity acquisition calculated based on 2022 performance, which will be paid in 2023 in cash and in equity (see Note 4- “Acquisitions” to the consolidated financial statements included herein); (iii) a $4.2 million increase in intangibles amortization costs as a result of the accounting for the acquisitions of Trinity, Blade Canada and Blade Europe; (iv) a $4.1 million increase in legal and regulatory advocacy fees and M&A transaction fees, which we do not expect to reoccur at this level. The legal and regulatory advocacy fees were in connection with the proposed flight volume restrictions at East Hampton Airport, potential operational restrictions on large jet aircraft at Westchester Airport and our settlement of the Shoreline matter, the M&A transaction costs are attributable to the Blade Europe transaction; (v) a $2.1 million increase due to a short term incentive plan for the year 2022; and (vi) a $4.7 million increase across various general and administrative items in line with the company’s growth and geographical expansion (including a $1.3 million increase in IT costs, a $1.3 million increase in travel and office costs and a $1.0 million increase in rent and lease costs due to new leases); partially offset by a $4.4 million decrease in costs related to the initial public listing and $3.2 million decrease in stock-based compensation costs.

Selling and Marketing

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
Selling and marketing(1)	$7,749	$3,813	103%
Percentage of revenue	5%	6%
__________
(1) Prior period amounts have been updated to conform to current period presentation.
For the years ended December 31, 2022 and 2021, selling and marketing expense increased by $3.9 million, or 103%, from $3.8 million in 2021 to $7.7 million in 2022. The increase is attributable primarily to: (i) a $2.3 million increase in media spending, primarily attributable to the re-launched Blade Airport in June 2021; (ii) a $0.8 million increase in sales commissions attributable mainly to high MediMobility Organ Transport revenue growth from new clients; and (iii) a $0.5 million increase in staff costs due to increased headcount.
Other non-operating income (expense)

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$24,225	$(7,422)
Realized loss from sale of short-term investments	(2,162)	—
Recapitalization costs attributable to warrant liabilities	—	(1,731)
Interest income, net	3,434	743
Total other non-operating income (expense)	$25,497	$(8,410)	NM(1)
__________
(1) Percentage not meaningful
For the year ended December 31, 2022, other non-operating income consists of: (i) $24.2 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; (ii) a $2.2 million realized loss from sale of short-term investments; and (iii) $3.4 million interest income, net of interest expense. We earn interest income on our money market and short-term investments, the increase over the prior year period is attributable to higher interest rates in the current year period.

Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 9 - “Segment and Geographic Information” in the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Segment Revenue, Flight Profit and Flight Margin
The following table presents our segment results for the years ended December 31, 2022 and December 31, 2021 (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	% Change
Revenue
Passenger	$74,341	$52,206	42%
Medical	71,779	14,952	380%
Total revenue	$146,120	$67,158	118%

Flight Profit(1)
Passenger	$11,295	$10,301	10%
Medical	11,592	2,552	354%
Total Flight Profit	$22,887	$12,853	78%

Flight Margin(1)
Passenger	15.2%	19.7%
Medical	16.1%	17.1%
Total Flight Margin	15.7%	19.1%
__________
(1) See section titled “Reconciliation of Non-GAAP Financial Measures” for more information.

Passenger segment

For the year ended December 31, 2022 compared to the same period in 2021, Passenger revenue increased by $22.1 million or 42%, Passenger Flight Profit increased by $1.0 million or 10%, with Flight Margin at 15.2% versus 19.7% in the prior year period.
Passenger revenue increased by $22.1 million attributable to $18.5 million increase in Short Distance and $3.7 million increase in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Year Ended December 31, 2022 and 2021—Revenue” for more details.
Passenger Flight Margin declined to 15.2% versus 19.7% in the prior year period, with the decrease attributable to the impact of the reintroduction of Blade Airport in June 2021, which is currently operating below breakeven during the ramp up period, as expected, and the impact of the COVID-19 Omicron variant on demand for travel in Vancouver, Canada, where significant public health restrictions were in effect, and as a result, Blade Canada operated below breakeven during the early part of the year (Blade Canada results were included for the full year in the 2022 year period, while only one month was included in the prior year period).

Those negative impacts were partially offset by a positive impact on Flight Margin attributable to U.S. Short Distance (excluding Blade Airport) driven by price increases implemented in the 2022 period.

Medical segment

For the year ended December 31, 2022 compared to the same period in 2021, Medical revenue increased by $56.8 million or 380%, Medical Flight Profit increased by $9.0 million or 354%, with Flight Margins at 16.1% versus 17.1%.

Medical revenue increased by $56.8 million, with the increase attributable to MediMobility Organ Transport. Refer to the disaggregated revenue discussion above under “—Comparison of the Year Ended December 31, 2022 and 2021—Revenue” for more details.

Medical Flight Margin declined to 16.1% from 17.1% in the prior year period, attributable primarily to an increase in the amount of medical missions completed utilizing non-dedicated aircraft, and the acquisition of Trinity in September 2021, which had a lower Flight Margin than our legacy MediMobility Organ Transport business.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, software development, general and administrative and selling and marketing expenses associated with the segment, excluding non-cash items or certain transactions that management does not believe are reflective of our ongoing core operations.

	Year Ended December 31,
	2022	2021	% Change
Segment net loss(1)
Passenger	$(14,029)	$(1,318)	(964)%
Medical	(2,930)	542	NM(2)
Total segment net loss	$(16,959)	$(776)	(2,085)%

Segment Adjusted EBITDA(1)
Passenger	$(6,367)	$1,313	NM(2)
Medical	5,116	1,118	358%
Total segment Adjusted EBITDA	$(1,251)	$2,431	NM(2)
__________
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.

Passenger segment

For the year ended December 31, 2022 compared to the same period in 2021, Passenger net loss increased by $12.7 million from $(1.3) million in 2021 to $(14.0) million in 2022. Passenger Adjusted EBITDA decreased by $7.7 million from $1.3 million in 2021 to $(6.4) million in 2022.

The $12.7 million increase in net loss is primarily attributable to: (i) a $3.3 million increase in intangibles amortization; (ii) a $1.9 million increase in legal and regulatory advocacy fees; (iii) Blade Airport service, which was reintroduced in June 2021, where average seat utilization per flight has remained below breakeven levels since the re-launch; (iv) increases in marketing costs; and (v) the timing of the acquisition of Blade Europe in September, after its summer peak season which resulted in a negative impact to net income, given seasonally low revenue that did not cover the fixed costs during this period, as expected.

The $7.7 million decrease in Passenger Adjusted EBITDA is primarily attributable to (i) Blade Airport service, which was reintroduced in June 2021, where average seat utilization per flight has remained below breakeven levels since the re-launch; (ii) an increase in marketing costs, primarily in connection with Blade Airport; and (iii) the timing of the acquisition of Blade Europe in September, after its summer peak season which resulted in a negative impact to Adjusted EBITDA given seasonally low revenue that did not cover the fixed costs during this period, as expected.
Medical segment

For the year ended December 31, 2022 compared to the same period in 2021, Medical net income decreased by $3.5 million from $0.5 million in 2021 to $(2.9) million in 2022. Medical Adjusted EBITDA increased by $4.0 million or 358% from $1.1 in 2021 to $5.1 million in 2022.

The $3.5 million decrease in Medical net income is primarily attributable to: a $6.3 million decrease in net income due a contingent consideration expense incurred in 2022 (versus nil in 2021) in connection with the acquisition of Trinity; partially offset by approximately $2.8 million increase in net income attributable to the inclusion of Trinity for the full year in 2022 versus four months in 2021 as well as to increase in MediMobility Organ Transport revenue with the addition of new clients, growth within existing clients and organ transplant market growth.

The $4.0 million increase in Medical Adjusted EBITDA is attributable primarily to the inclusion of Trinity for the full year in 2022 versus four months in 2021 as well as to increase in MediMobility Organ Transport revenue with the addition of new clients, growth within existing clients and organ transplant market growth.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this segment results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measures discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other companies. These include Flight Profit, Flight Margin, and Adjusted EBITDA, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

Segment Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue excluding non-cash timing of ROU asset amortization. Cost of revenue consists of flight costs paid to operators or aircraft and cars, landing fees and internal costs incurred in generating organ ground transportation revenue using the Company’s owned cars. Flight Margin is calculated as Flight Profit divided by revenue.

Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a more accurate measure of the profitability of the Company's flight and ground operations, as they focus solely on the direct costs associated with those operations. Blade believes the exclusion of the ROU asset amortization from Flight Profit and Flight Margin is helpful as it better represents the Company's actual payable expenses in exchange for the flights served by the operators in the fourth quarter. We also believe that excluding this non-cash ROU amortization expense will aid comparable to prior and future periods as we do not expect it to re-occur after the fourth quarter of 2022.

The following table shows a reconciliation of segment revenue to segment Flight Profit and segment net income (loss):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Passenger	Medical	Passenger	Medical
Revenue	$74,341	$71,779	$52,206	$14,952
Cost of revenue(1)	(63,658)	(60,187)	(41,905)	(12,400)
Non-cash timing of ROU asset amortization	612	—	—	—
Flight Profit	11,295	11,592	10,301	2,552
Flight Margin	15.2%	16.1%	19.7%	17.1%

Flight Profit	$11,295	$11,592	$10,301	$2,552
Reconciling items:
Non-cash timing of ROU asset amortization	(612)	—	—	—
All other operating expenses(2)	(24,712)	(14,522)	(11,619)	(2,010)
Segment net income (loss)	$(14,029)	$(2,930)	$(1,318)	$542
__________
(1) Prior period amounts have been updated to conform to current period presentation.
(2) All other operating expenses refer to the total of software development, general and administrative and selling and marketing expense.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, software development, general and administrative and selling and marketing expenses associated with the segment, excluding non-cash items or certain transactions that management does not believe are reflective of our ongoing core operations (as shown in the table below).

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Passenger	Medical	Passenger	Medical
Segment net income (loss)	$(14,029)	$(2,930)	$(1,318)	$542

Reconciling items:
Depreciation and amortization	3,949	1,488	622	430
Stock-based compensation	1,227	269	2,009	146
Legal and regulatory advocacy fees(1)	1,874	—	—	—
Contingent consideration compensation (earn-out)(2)	—	6,289	—	—
Non-cash timing of ROU asset amortization(3)	612	—	—	—
Segment Adjusted EBITDA	$(6,367)	$5,116	$1,313	$1,118
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (the proposed flight volume restrictions at East Hampton
Airport, potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents contingent consideration compensation in connection with the Trinity acquisition calculated based on 2022 performance, we adjust for it in order to allow a better year over comparison.
(3) We believe that excluding this non-cash ROU amortization expense will aid in comparing to prior and future periods as we do not expect it to re-occur after the fourth quarter of 2022.

Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters leading up to the period ended December 31, 2022. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(in thousands)
Passenger Segment(1)
Short Distance	$9,418	$20,402	$10,963	$4,203
Jet and Other	7,081	5,101	7,421	9,752
Total	$16,499	$25,503	$18,384	$13,955

Medical Segment(1)
MediMobility Organ Transport	$21,636	$20,219	$17,249	$12,675
Total	$21,636	$20,219	$17,249	$12,675

Total Revenue	$38,135	$45,722	$35,633	$26,630

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Passenger Segment(1)
Short Distance	$6,255	$13,403	$5,798	$1,051
Jet and Other	8,541	4,668	5,603	6,887
Total	$14,796	$18,071	$11,401	$7,938

Medical Segment(1)
MediMobility Organ Transport	$9,822	$2,245	$1,550	$1,335
Total	$9,822	$2,245	$1,550	$1,335

Total Revenue	$24,618	$20,316	$12,951	$9,273
__________
(1) Disaggregated revenue by product line for each of the eight quarters leading up to the period ended December 31, 2022 reflects the changes in the Company's reportable product lines principally to include Jet products with Other, which was previously combined with MediMobility Organ Transport. The change was made as our MediMobility Organ Transport product line has become a larger portion of total revenue. Prior period amounts have been updated to conform to current period presentation.

Results of Operations - Transition Period Comparison
The following table presents our consolidated statements of operations for the periods indicated (in thousands, except percentages):

Three months ended December 31,	(Transition Period)	% of		% of
	2021	Revenue	2020	Revenue
Revenue	$24,618	100%	$7,986	100%

Operating expenses
Cost of revenue(1)	20,677	84%	6,380	80%
Software development(1)	702	3%	228	3%
General and administrative(1)	12,395	50%	3,394	42%
Selling and marketing(1)	1,380	6%	352	4%
Total operating expenses	35,154	143%	10,354	130%

Loss from operations	(10,536)		(2,368)

Other non-operating income
Change in fair value of warrant liabilities	10,909		—
Interest income, net	290		7
Total other non-operating income	11,199		7

Income (loss) before income taxes	663		(2,361)

Income tax benefit	(109)		—

Net income (loss)	$772		$(2,361)

Net income (loss) per share:
Basic	$0.01		$(0.09)
Diluted	$0.01		$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	69,759,411		25,285,053
Diluted	77,684,893		25,285,053
__________
(1) Both periods amounts have been updated to conform to current period presentation.

Revenues for the three months ended December 31, 2021 and 2020 increased by $16.6 million or 208%, from $8.0 million in 2020 to $24.6 million in 2021. The increase in revenue was driven by growth across all product lines.

Total operating expenses for the three months ended December 31, 2021 and 2020 increased by $24.8 million or 240% from $10.4 million in 2020 to $35.2 million in 2021. Cost of revenue increased by $14.3 million or 224%, from $6.4 million during 2020 to $20.7 million in 2021, driven by increased flight volume. Software development costs increased $0.5 million, or 208%, attributable primarily to increased stock-based compensation of $0.3 million and increased staff costs of $0.2 million attributable to hiring. General and administrative expense increased by $9.0 million, or 265%, from $3.4 million during 2020 to $12.4 million in 2021, primarily due to increased staff costs attributable to higher flight activity, expenses related to our going public transaction, directors and officers insurance increased expense due to the Company becoming public, stock-based compensation expenses, professional fees in connection with the Company becoming public including legal, consulting and recruiting fees, intangibles amortization due to the Trinity and Helijet transactions and M&A related professional fees.
Total other non-operating income for the three months ended December 31, 2021 consists of $10.9 million non-cash income due to fair value revaluation of warrants liabilities which booked following the reverse merger and $0.3 million interest income.

For more discussion regarding the three months ended December 31, 2021 compared to the three months ended December 31, 2020, see our December 31, 2021 Transition Report filed on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
Since inception and until May 2021, Old Blade financed its operations primarily from sales of convertible preferred stock. On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with EIC and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of December 31, 2022 and December 31, 2021, we had total liquidity of $194.0 million and $282.0 million, respectively, consisting of cash and cash equivalents of $43.3 million and $2.6 million, respectively, and short-term investments of $150.7 million and $279.4 million, respectively. In addition, as of December 31, 2022 and December 31, 2021, we had restricted cash of $1.1 million and $0.6 million, respectively. As of December 31, 2022 $150.7 million of short-term investments consisted of securities that are traded in highly liquid markets. With $194.0 million of total liquid funds as of December 31, 2022, we anticipate that those will be sufficient to meet our current operational needs for at least the next 12 months from the date of filing this Annual Report.
Liquidity Requirements
As of December 31, 2022, the Company had net working capital of $191.5 million, zero debt, cash and cash equivalents of $43.3 million and short-term investments of $150.7 million. The Company had net losses of $27.3 million and $36.9 million for the years ended December 31, 2022 and 2021, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of December 31, 2022, we had commitments with various aircraft operators to purchase flights with the annual minimum guarantee of an aggregate value of $12.3 million and $18.0 million for the years ending December 31, 2023 and 2024, respectively. $1.4 million and $10.1 million, respectively of which may be cancelled by us immediately if a government authority enacts travel restrictions and $1.1 million and $9.0 million, respectively of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 13 to the consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate leases with expected annual minimum lease payments of $1.8 million and $1.3 million for the years ending December 31, 2023 and 2024, respectively. See Note 7 “Right-of-Use Asset and Operating Lease Liability” to the consolidated financial statements for additional information and for information about future periods.
We expect to incur net losses in the short term, as we continue to execute our strategic initiatives. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and December 31, 2021. See Item 8 for the complete consolidated statements of cash flows for the years ended December 31, 2022, September 30, 2021 and the transition period ended December 31, 2021.

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Net cash used in operating activities	$(37,130)	$(21,630)
Net cash provided by / (used in) investing activities	79,340	(316,173)
Net cash (used in) / provided by financing activities	(1,084)	330,700
Effect of foreign exchange rate changes on cash balances	72	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	41,198	(7,112)

Cash Used In Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $37.1 million, primarily driven by a net loss of $27.3 million, $17 thousand cash used for working capital requirements and adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $24.2 million, stock-based compensation expense of $8.3 million, depreciation and amortization of $5.7 million, realized loss of $2.2 million from the sale of short-term investments, $1.1 million accretion of interest income on held-to-maturity securities and deferred tax benefit of $0.8 million. The $17 thousand cash used for working capital requirements was primarily driven by an increase in accounts receivable of $5.3 million (attributable to rapid growth in MediMobility Organ Transport), an increase in prepaid expenses and other current assets of $5.3 million (driven by prepayments to operators in connection with new capacity purchase agreements) and an increase in other non-current assets of $0.7 million (driven by an office lease deposit). Those increases were fully offset by: an increase in accounts payable and accrued expenses of $9.9 million driven by timing of accruing for the Trinity contingent consideration compensation payment and for the 2022 short term incentive plan; an increase in deferred revenue of $0.7 million (driven by client prepayments); and a $0.6 million increase in lease liabilities (attributable to new leases entered into in 2022).
For the year ended December 31, 2021, net cash used in operating activities was $21.6 million, primarily driven by a net loss of $36.9 million, $2.6 million cash used for working capital requirements and adjusted for non-cash items consisting of loss from change in fair value of warrant liabilities of $7.4 million, stock-based compensation expense of $11.3 million, $3.8 million deferred tax benefit, $1.7 million recapitalization costs attributable to warrant liabilities and depreciation and amortization of $1.2 million. The $2.6 million cash used for working capital requirements was primarily driven by: an increase in prepaid expenses and other current assets of $4.8 million (due to prepayment of D&O insurance premiums and to an increase in prepayments to operators in connection with new CPAs entered into in the last quarter of the year); and an increase in accounts receivable of $1.7 million attributable to Trinity (acquired in late 2021); partially offset by an increase in accounts payable and accrued expenses of $2.5 million (driven mainly by timing of payment to professional services providers) and an increase in deferred revenue of $1.6 million (driven by client prepayments including a large payment from one partnership client).
Cash Provided by (Used In) Investing Activities
For the year ended December 31, 2022, net cash provided by investing activities was $79.3 million, driven by $258.4 million of proceeds from the sale of other short-term investments, $98.0 million of proceeds from maturities of held-to-maturity investments, partially offset by $227.3 million in purchases of held-to-maturity securities, $48.1 million in consideration paid for the acquisition of Blade Europe, $0.7 million in purchases of other short-term investments, $0.7 million in purchases of property and equipment (leasehold improvements and vehicles) and $0.2 million additional investment in the joint venture in India.
For the year ended December 31, 2021, net cash used in investing activities was $316.2 million, driven by a $308.8 million purchase of other short-term investments, $23.1 million in consideration paid for the acquisition of Trinity, $12.4 million in consideration paid for the purchase of the exclusive rights to Helijet’s scheduled passenger routes in Canada and $0.5 million in purchases of property and equipment; partially offset by $28.5 million of proceeds from the sale of other short-term investments.
Cash (Used In) Provided by Financing Activities
For the year ended December 31, 2022, net cash used in financing activities was $1.1 million, primarily reflecting $1.2 million cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million proceeds from the exercise of stock options.

For the year ended December 31, 2021, net cash provided by financing activities was $330.7 million, primarily reflecting cash received of $215.1 million from the Merger with EIC, cash received of $119.6 million from the issuance of common stock under our PIPE financing and cash received of $0.3 million from the exercise of stock options. Partially offset by $3.2 million cash paid for payroll tax payments made on behalf of employees in net share settlement and $1.2 million repayment of a loan issued to Blade in 2020 pursuant to the Paycheck Protection under the Coronavirus Aid Relief and Economic Security Act.

Off-Balance Sheet Arrangements

As of December 31, 2022, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, or cash flows.
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

We believe that of our significant accounting policies, which are described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgments, estimates and assumptions. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For information on the Company’s significant accounting policies and estimates refer to Note 2 “Summary of Significant Accounting Policies” and to “Use of Estimates” section of Note 1 “Business and Basis of Presentation” in the consolidated financial statements.

Revenue Recognition

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The Company does not have any significant contracts with customers requiring performance beyond delivery. We derive our revenues principally from air transportation services. Short Distance, Jet and MediMobility Organ Transport revenue is recognized as the service is completed.

Principal vs Agent considerations. Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). We have concluded that we are the principal in most product lines as we control the service to the end user in those transactions. The assessment of whether we are considered the principal or the agent in a transaction could impact the accounting for certain payments and incentives provided to end-users and the presentation of revenue in our Statement of Operations.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired exclusive rights to air transportation services, customer list and trademark, based on expected future growth rates and margins, attrition rates, and royalty for similar brand licenses, useful lives, and discount rates.

Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill Assessment

We review goodwill annually (in the fourth quarter) and whenever events or changes in circumstances indicate that goodwill might be impaired. We make certain judgments and assumptions to determine our reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Determination of reporting units is based on a judgmental evaluation of the level at which senior management review financial results, evaluate performance, and allocate resources.

We assess the value of our goodwill under either a qualitative or quantitative approach.

Judgment in the assessment of qualitative factors of impairment include, among other factors: reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base, factors affecting the reporting unit. To the extent we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill and indefinite-lived intangible asset impairment analysis by comparing the carrying amount to the fair value of the reporting unit.

Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.

Impairment of Finite-Lived Intangible Assets

We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. For purposes of assessing impairment, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. To determine whether impairment has occurred, an assessment of indicators include, among other factors, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance and other events, such as changes in the Company’s management, strategy and primary customer base, factors affecting the cash flows of the asset (or asset group).

Income Tax

The Company periodically assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering, among other things, taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits. In evaluation the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include (1) strong earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating loss is not an ongoing condition, (2) growth in the U.S. and global economies, (3) forecast of air transportation revenue trends, (4) impact of future taxable profits.

Leases

Blade’s operating leases consist of airport and heliport terminals, offices and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Judgements and assumptions that we apply in the accounting for leases:
•The determination of whether an arrangement is a lease at inception.
•Classifying leases as either operating or finance leases.
•Estimating the incremental borrowing rate - the Company calculates the present value of lease payments over the lease term, based on the incremental borrowing rate. Our incremental borrowing rate is an estimate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own.
•Determining the lease term when a renewal option exists - some of the Company's leases include options to extend the lease, the Company uses judgement in determining whether a lease extension option would be exercised, this decision drives the ROU amortization period and the value of the ROU asset and the lease liability.
•In embedded leases under certain CPAs with third-party aircraft operators, we use estimates in determining what portion of the minimum guarantee represents a lease component.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting as described below.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we performed an assessment of the

Company’s significant processes and key controls based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our evaluation of internal controls over financial reporting did not include the internal controls of Blade Europe, which was acquired on September 1, 2022 and is included in our 2022 consolidated financial statements and constituted approximately 2.7% of total assets as of December 31, 2022 and 2.9% and 4.0% of sales and net loss, respectively, for the year then ended.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2022. We determined that our internal control over financial reporting had the following material weaknesses:
•Management’s evaluation of the design effectiveness of internal controls to prevent or detect material misstatements or omissions has identified a large number of control deficiencies across all business processes including IT general controls related to financially relevant IT applications. Although these deficiencies are not individually material in nature, in aggregate they constitute a material weakness; and
•The Company has not developed a formal framework that enables management to assess the operating effectiveness of internal controls over financial reporting including IT general controls related to financially relevant IT applications, specifically lacking evidential matter to support:
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
▪That the results of the control tests were appropriately considered.

These deficiencies impact the Company’s financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis and represent a material weakness in the Company’s internal control over financial reporting.

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

Management’s Plans for Remediation

The Company is remediating these material weaknesses as efficiently and effectively as possible, with the implementation of SOX compliance software to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting. This software is being used:
•To document specific remediation plans to address all identified key control design gaps and / or weaknesses and track implementation progress of these remediation plans; and
•To help ensure appropriate evidential matter is available to support management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls and that the results of the control tests were appropriately considered.

These plans are subject to ongoing review by senior management and Audit Committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may implement additional measures to address the material weaknesses or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls over financial reporting. The Company expects to complete the required remedial action during 2023.

Remediation of Previously Identified Material Weakness

The following material weakness previously disclosed as of September 30, 2022 is in the process of being remediated as of December 31, 2022:

•The Company has not developed a formal framework that enables management to assess the effectiveness of internal controls over financial reporting, specifically lacking evidential matter to support:
–Management’s evaluation of whether the internal controls are designed to prevent or detect material misstatements or omissions;
–Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
–That the results of the control tests were appropriately considered.

We remediated the portion of this material weakness in relation to the development of a formal framework that enables management to evaluate whether the internal controls over financial reporting are designed to prevent or detect material misstatements or omissions. We accomplished this by the implementation of SOX compliance software in August 2022 to assist in the documentation and evaluation of the design effectiveness of our internal controls over financial reporting. This has enabled management to:

•Complete Control Assessments for all in-scope entities, resulting in documentation of Risk and Control Matrices for all in-scope business processes, IT General Controls and Entity Level Controls; and
•Identify design deficiencies in key controls over financial reporting.

As noted, this previously disclosed material weakness is in the process of being remediated. As described above under “—Management’s Annual Report on Internal Control over Financial Reporting” and “Management’s Plans for Remediation”, the Company has still not yet developed a formal framework that enables management to assess the operating effectiveness of internal controls over financial reporting through appropriately planned, documented and considered controls testing.

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
Item 9B. Other Information

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release announcing that the FDIC has been appointed as receiver for Silicon Valley Bank (“SVB”). The Company does not hold cash deposits or securities at SVB.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Robert S. Wiesenthal	56	Chief Executive Officer and Director
Melissa M. Tomkiel	42	President and General Counsel
William A. Heyburn	34	Chief Financial Officer and Head of Corporate Development
Amir M. Cohen	46	Chief Accounting Officer
Eric L. Affeldt	65	Chairman of the Board
Jane C. Garvey	78	Director
Kenneth B. Lerer	70	Director
Reginald L. Love	40	Director
Susan M. Lyne	72	Director
Edward M. Philip	57	Director

Robert S. Wiesenthal has served as Blade’s Chief Executive Officer since the Closing Date and Old Blade’s Chief Executive Officer from July 2015 through the Closing Date. Mr. Wiesenthal has also served as one of our directors since May 2021, and as a member of Old Blade’s Board of Directors from June 2014 through the Closing Date. From January 2013 to July 2015, Mr. Wiesenthal served as Chief Operating Officer of Warner Music Group Corp., a global music conglomerate. From 2000 to 2012, Mr. Wiesenthal served in various senior executive capacities with Sony Corporation, most recently as Executive Vice President and Chief Financial Officer of Sony Corporation of America. Prior to joining Sony, from 1988 to 2000, Mr. Wiesenthal served in various capacities with Credit Suisse First Boston, most recently as Managing Director, Head of Digital Media and Entertainment. Mr. Wiesenthal currently serves on the Board of Directors of TripAdvisor Inc., a Nasdaq-listed company, and previously served on the Board of Directors of Starz, a global media and entertainment company. Mr. Wiesenthal has a B.A. from the University of Rochester.

Melissa M. Tomkiel has served as Blade’s President and General Counsel since the Closing Date and Old Blade’s President since January 2021 and Old Blade’s General Counsel since February 2015. Ms. Tomkiel was Old Blade’s President, Fixed Wing from 2015 to 2020. From 2010 to 2015, Ms. Tomkiel was President of LIMA NY Corp., a commuter air carrier operating amphibious seaplanes and rotorcraft. From 2006 to 2010, Ms. Tomkiel was an attorney at Pryor Cashman, a U.S. law firm. Ms. Tomkiel has a J.D. from St. John’s University School of Law and a B.A. from the University of Notre Dame.

William A. Heyburn has served as Blade’s Chief Financial Officer and Head of Corporate Development since the Closing Date, Old Blade’s Chief Financial Officer from December 2020 through the Closing Date and Old Blade’s Head of Corporate Development from May 2018 through the Closing Date. From 2015 to April 2018, Mr. Heyburn served in various capacities at Redbird Capital Partners, a private investment firm, most recently as Vice President. Prior to joining RedBird, Mr. Heyburn was a member of the U.S. Credit Investment Team at Oak Hill Advisors, L.P., a global alternative investment firm, from 2013 to 2015. Prior to joining Oak Hill, Mr. Heyburn was a member of the investment banking group at Moelis and Company, an independent investment bank, focused on restructuring transactions, from 2011 to 2013. Mr. Heyburn has an A.B. from Harvard University.

Amir M. Cohen has served as Blade’s Chief Accounting Officer since May 2021. From 2008 to April 2021, Mr. Cohen served in various capacities at WPP, a multinational communications holding company, most recently as Senior Vice President of Finance. Prior to joining WPP, Mr. Cohen was a Manager at PwC LLP in New York from 2006 to 2008. Mr. Cohen is a Certified Public Accountant and has an M.B.A from New York University and a B.A. in Economics and Accounting from the Hebrew University of Jerusalem.

Eric L. Affeldt has served as our Chairman since September 2019. From 2006 to 2017, Mr. Affeldt served as the President and Chief Executive Officer of ClubCorp, a privately held owner and operator of golf, dining and fitness clubs. In 2017, he assisted with the take private transaction of ClubCorp, which was previously listed on the NYSE, to an affiliate of Apollo Global Management. Prior to ClubCorp, he served as a principal of KSL Capital Partners, a private equity firm that specializes in travel and leisure, from 2005 to 2007. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc., an aviation holding company, from 2000 to 2005. Prior to this, Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways, an owner and manager of golf courses; vice president and general manager of Doral Golf Resort and Spa in Miami and the PGA West and La Quinta Resort and Club in California. He has also served on the Board of Directors of the Vail Health System, a private healthcare system in Colorado, since 2017. Mr. Affeldt served as a director for Cedar Fair Entertainment Company, an owner and operator of amusement parks, from 2010 to 2018, and was chairman of the Board of Directors from 2012 to 2018. He holds a B.A. in Political Science and Religion from Claremont McKenna College. We believe Mr. Affeldt is qualified to serve as one of our directors based on his extensive operational, board and investment experience.

Jane C. Garvey has served as one of our directors since May 2021. She was previously a member of the Board of Directors at United Airlines from 2009 to 2018, and served as its Chairman from May 2018 to May 2020. Ms. Garvey had numerous roles in public service, including serving as FAA Administrator from 1997 to 2002, Deputy Administrator of the Federal Highway Administration from 1993 to 1997, director of Boston’s Logan International Airport from 1991 to 1993, and as the Massachusetts Department of Public Works commissioner from 1988 to 1991. After leaving public service, Ms. Garvey became Executive Vice President and chairman of the transportation practice at APCO Worldwide, an independent global public affairs and strategic communications consultancy, from 2002 to 2006, and was an advisor to J.P. Morgan’s infrastructure practice from 2005 to 2008. She has served on several boards including Shanska, a multinational construction and development company, Bombardier, a multinational aerospace and transportation company, and MITRE Corporation, an American not-for-profit technology resource organization. Ms. Garvey currently serves as Chair of Meridiam Infrastructure, North America, a private global investor and asset manager, Chair of the Meridiam Infrastructure Global Advisory Board and Chairwoman of the Board of Directors of Allego Holding B.V., a NYSE-listed pan-European electric vehicle charging network. She holds degrees from Mount Saint Mary College and Mount Holyoke College. We believe Ms. Garvey is qualified to serve as one of our directors based on her experience in a broad range of industries, including infrastructure development, financial services, transportation, construction, and consulting.

Kenneth B. Lerer has served as one of our directors since May 2021 and was the chairman of Old Blade’s Board of Directors from July 2016 through the Closing Date. Mr. Lerer is a managing partner at Lerer Hippeau Ventures, an early stage venture capital fund, which he founded in January 2010. He was a co-founder of The Huffington Post (acquired by AOL), an American news aggregator and media company, from 2005 to 2011 and previously served as Executive Vice President of AOL Time Warner, a global media technology company, from 2000 to 2002. Mr. Lerer has sat on the Board of Group Nine Media, an American digital media holding company, since 2016. He was formerly the Chairman of BuzzFeed, an American internet media, news and entertainment company, from 2008 to 2019 and previously served on the Board of Viacom, a multinational media and entertainment corporation, from 2016 to 2018. We believe Mr. Lerer is qualified to serve as a one of our directors based on his extensive executive, board and investment experience.

Reginald L. Love has served as one of our directors since September 2021. Mr. Love has served as a Senior Advisor at Apollo Global Management, a private global alternative investment management firm, since February 2020. Mr. Love previously served as Partner at RON Transatlantic EG, an international financial holding company with interests in the financial services, logistics, energy, industrial and beer sectors in the United States, Latin America and Europe, from 2012 to February 2020. Prior to joining RON Transatlantic EG, Mr. Love served at the White House as personal aide to President Barack Obama from 2009 to 2011, where he was responsible for assisting with the coordination and completion of the President’s daily schedule as well as coordinating with other White House offices to set up long and medium range planning. Mr. Love is a graduate of Duke University and holds an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Love also serves on the boards of Cox Media Group, a private American media conglomerate, and the National Summer Learning Association, an American non-profit organization focused on education. We believe Mr. Love is qualified to serve as one of our directors based on his extensive leadership, investment, government affairs and international business experience.

Susan M. Lyne has served as one of our directors since May 2021. Since September 2014, Ms. Lyne has been President and Managing Partner of BBG Ventures, a private investment fund focused on women-led tech startups. From February 2013 to September 2014, Ms. Lyne was Chief Executive Officer of the AOL Brand Group where she oversaw the content brands of AOL, Inc., a global media technology company, including TechCrunch, Engadget, StyleList, Moviefone and MapQuest. From September 2008 to February 2013, she was Chief Executive Officer and then Chair of Gilt Groupe, Inc., the innovative ecommerce company that pioneered flash sales in the United States. From 2004 to 2008, Ms. Lyne served as President and Chief Executive Officer of Martha Stewart Living Omnimedia, Inc., a diversified media and merchandising company. From 1996 to 2004, Ms. Lyne held various positions at The Walt Disney Company, a diversified worldwide entertainment company, including President of ABC Entertainment. Ms. Lyne is currently a director of GoPro, Inc., a Nasdaq-listed company, where she is Chair of the Compensation Committee, and has previously served as a director of Gilt Groupe, Inc., AOL, Inc., Martha Stewart Living Omnimedia, Inc., Starz Entertainment Group, LLC, a global media and entertainment company, and CIT Group, Inc., an American bank and financial services company. We believe Ms. Lyne is qualified to serve as one of our directors based on her experience on the Boards of Directors of other companies, her extensive executive experience and her background in the media and consumer products industries.

Edward M. Philip has served as one of our directors since September 2019. Mr. Philip was the Chief Operating Officer of Partners in Health, a global non-profit healthcare organization, responsible for overseeing the operations of the Partners in Health projects globally including in countries such as Liberia, Sierra Leone, Rwanda and Haiti, from 2013 to 2017.

Previously he served as Special Partner of Highland Consumer Fund, a consumer-oriented investment fund which he founded, from 2013 to 2017 and as Managing General Partner from 2006 to 2013. Mr. Philip was one of the founding members of the internet search company Lycos, Inc. During his time with Lycos, Mr. Philip held the positions of President, Chief Operating Officer and Chief Financial Officer at different times. Prior to joining Lycos, Mr. Philip spent time as the Vice President of Finance for The Walt Disney Company and also previously spent a number of years in investment banking. He currently serves on the Board of Directors of United Airlines Holdings Inc., a Nasdaq-listed airline, since 2016, Hasbro, Inc., a Nasdaq-listed toy and entertainment company, since 2002 and BRP Inc., a publicly traded Canadian recreational vehicle manufacturer, since 2005. Mr. Philip received a B.S. in Economics and Mathematics from Vanderbilt University and an M.B.A. from Harvard Business School. We believe Mr. Philip is qualified to serve as one of our directors based on his extensive public company Board service as well as his extensive experience in the travel, leisure and recreation industries.

All other the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located beginning of page F-1 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Blade Air Mobility, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blade Air Mobility, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2022, for the three months ended December 31, 2021 (Transition Period) and for the year ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, for the three months ended December 31, 2021 (Transition Period) and for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, NY
March 15, 2023

BLADE AIR MOBILITY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$43,296	$2,595
Restricted cash	1,127	630
Accounts receivable	10,877	5,548
Short-term investments	150,740	279,374
Prepaid expenses and other current assets	12,086	6,798
Total current assets	218,126	294,945

Non-current assets:
Property and equipment, net	2,037	2,045
Investment in joint venture	390	200
Intangible assets, net	46,365	24,421
Goodwill	39,445	13,328
Operating right-of-use asset	17,692	713
Other non-current assets	970	232
Total assets	$325,025	$335,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,536	$6,369
Deferred revenue	6,709	5,976
Operating lease liability, current	3,362	438
Total current liabilities	26,607	12,783

Non-current liabilities:
Warrant liability	7,083	31,308
Operating lease liability, long-term	14,970	278
Deferred tax liability	1,876	144
Total liabilities	50,536	44,513

Commitments and Contingencies (Note 13)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at December 31, 2022 and December 31, 2021. No shares issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 71,660,617 and 70,667,381 shares issued at December 31, 2022 and December 31, 2021, respectively.	7	7
Additional paid in capital	375,873	368,680
Accumulated other comprehensive income (loss)	2,287	(898)
Accumulated deficit	(103,678)	(76,418)
Total stockholders' equity	274,489	291,371

Total Liabilities and Stockholders' Equity	$325,025	$335,884
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Revenue	$146,120	$50,526	$24,618

Operating expenses
Cost of revenue (1)	123,845	40,008	20,677
Software development (1)	5,545	1,684	702
General and administrative (1)	62,510	30,142	12,395
Selling and marketing (1)	7,749	2,785	1,380
Total operating expenses	199,649	74,619	35,154

Loss from operations	(53,529)	(24,093)	(10,536)

Other non-operating income (expense)
Change in fair value of warrant liabilities	24,225	(18,331)	10,909
Realized loss from sales of short-term investments	(2,162)	—	—
Recapitalization costs attributable to warrant liabilities	—	(1,731)	—
Interest income, net	3,434	460	290
Total other non-operating income (expense)	25,497	(19,602)	11,199

Income (loss) before income taxes	(28,032)	(43,695)	663

Income tax benefit	(772)	(3,643)	(109)

Net income (loss)	$(27,260)	$(40,052)	$772

Net income (loss) per share (Note 11):
Basic	$(0.38)	$(0.93)	$0.01
Diluted	$(0.38)	$(0.93)	$0.01
Weighted-average number of shares outstanding:
Basic	71,238,103	42,883,615	69,759,411
Diluted	71,238,103	42,883,615	77,684,893
(1) Prior period amounts have been updated to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Net income (loss)	$(27,260)	$(40,052)	$772
Other comprehensive income (loss):
Net unrealized investment losses	(1,368)	(297)	(592)
Less: Reclassification adjustment for losses included currently in net loss	2,162	—	—
Foreign currency translation adjustments for the period	2,391	—	(9)
Other comprehensive income (loss)	3,185	(297)	(601)
Comprehensive income (loss)	$(24,075)	$(40,349)	$171
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2020	25,268,848	$3	$48,215	$—	$(37,138)	$11,080
Issuance of common stock upon exercise of stock options	765,046	—	144	—	—	144
Issuance of common stock upon settlement of restricted stock units	790,497	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	8,608	—	—	8,608
Stock-based compensation - stock options	—	—	1,013	—	—	1,013
Shares withheld related to net share settlement	(6,011)	—	(52)	—	—	(52)
EIC shares capitalized, net of issuance costs and the fair value of warrant liabilities	30,778,021	3	191,148	—	—	191,151
Shares issued in PIPE, net of issuance costs	12,500,000	1	119,633	—	—	119,634
Other comprehensive loss	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	(40,052)	(40,052)
Balance as of September 30, 2021	70,096,401	$7	$368,709	$(297)	$(77,190)	$291,229
Issuance of common stock upon exercise of stock options	893,509	—	161	—	—	161
Issuance of common stock upon settlement of restricted stock units	51,848	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	2,931	—	—	2,931
Shares withheld related to net share settlement	(374,377)	—	(3,121)	—	—	(3,121)
Other comprehensive loss	—	—	—	(601)	—	(601)
Net Income	—	—	—	—	772	772
Balance as of December 31, 2021	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	480,812	—	87	—	—	87
Issuance of common stock upon settlement of restricted stock units	673,896	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	8,277	—	—	8,277
Shares withheld related to net share settlement	(161,472)	—	(1,171)	—	—	(1,171)
Other comprehensive income	—	—	—	3,185	—	3,185
Net loss	—	—	—	—	(27,260)	(27,260)
Balance as of December 31, 2022	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Cash Flows From Operating Activities:
Net income / (loss)	$(27,260)	$(40,052)	$772
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	5,725	596	717
Stock-based compensation	8,277	9,621	2,931
Change in fair value of warrant liabilities	(24,225)	18,331	(10,909)
Realized loss from sales of short-term investments	2,162	—	—
Realized foreign exchange loss	6	—	—
Accretion of interest income on held-to-maturity securities	(1,094)	—	—
Deferred tax benefit	(772)	(3,643)	(109)
Recapitalization costs attributable to warrant liabilities	—	1,731	—
Loss on disposal of property and equipment	68	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,255)	(4,314)	(873)
Accounts receivable	(5,347)	(414)	(1,783)
Other non-current assets	(663)	(119)	(12)
Operating right-of-use assets/lease liabilities	611	3	4
Accounts payable and accrued expenses	9,900	1,964	1,924
Deferred revenue	737	681	1,322
Net cash used in operating activities	(37,130)	(15,615)	(6,016)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(48,101)	(23,065)	—
Purchase of intangibles	—	—	(12,357)
Purchase of domain name	—	(504)	—
Investment in joint venture	(190)	—	—
Purchase of property and equipment	(730)	(297)	(224)
Purchase of short-term investments	(729)	(308,772)	—
Purchase of held-to-maturity investments	(227,287)	—	—
Proceeds from maturities of held-to-maturity investments	98,000	—	—
Proceeds from sales of short-term investments	258,377	11,300	17,209
Net cash provided by / (used in) investing activities	79,340	(321,338)	4,628

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	87	144	161
Taxes paid related to net share settlement of equity awards	(1,171)	(52)	(3,121)
Repayment of note payable	—	(1,165)	—
Proceeds from recapitalization of EIC, net of issuance costs	—	213,698	—
Proceeds from sale of common stock in PIPE, net of issuance costs	—	119,634	—
Net cash (used in) / provided by financing activities	(1,084)	332,259	(2,960)

Effect of foreign exchange rate changes on cash balances	72	—	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	41,198	(4,694)	(4,357)
Cash and cash equivalents and restricted cash - beginning	3,225	12,276	7,582
Cash and cash equivalents and restricted cash - ending	$44,423	$7,582	$3,225

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$43,296	$6,952	$2,595
Restricted cash	1,127	630	630
Total	$44,423	$7,582	$3,225

Supplemental cash flow information
Cash paid for:
Interest	$—	$12	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$6,364	$13	$208
Initial measurement of net assets assumed in the recapitalization of EIC:
Prepaid expenses and other current assets	$—	$90	$—
Accounts payable and accrued expenses	$—	$(482)	$—
Warrant liability	$—	$(23,886)	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade’s Passenger reporting segment arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States and abroad. Blade’s Medical reporting segment is one of the largest air medical transporters of human organs in the United States, providing end-to-end logistics for transplant centers and organ procurement organizations utilizing helicopters, jets, turboprops and ground vehicles. Blade’s platform utilizes an asset-light business model, providing transportation to its customers through a network of contracted aircraft operators. Blade does not own or operate aircraft.
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

On February 1, 2022, the Board of Directors approved a change of the Company’s fiscal year-end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022. As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 1, 2021 to December 31, 2021, which period is referred to herein as the “Transition Period”. The financial statements contained herein are being filed as part of an Annual Report on Form 10-K for the period from January 1, 2022 through December 31, 2022. The results of operations for the year ended September 30, 2021 are presented herein as the comparable period to the calendar year ended December 31, 2022. The Company did not recast the consolidated financial statements for the period from January 1, 2021 through December 31, 2021.
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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the carrying value of long-lived assets, the fair value of intangible assets and goodwill, contingencies, the determination of whether a contract contains a lease, the allocation of consideration between lease and nonlease components, the determination of incremental borrowing rates for leases and the provision for income taxes and related deferred tax accounts.
Reclassification
Certain amounts in prior periods have been reclassified to conform to the current period presentation.
Liquidity
As of December 31, 2022, the Company had net working capital of $191,519, zero debt, cash and cash equivalents of $43,296 and short-term investments of $150,740. The Company had net losses of $27,260 and $40,052 for the years ended December 31, 2022 and September 30, 2021, respectively and net income of $772 for the transition period ended December 31, 2021.
The Company expects to incur net losses in the short term as it continues to execute on its strategic initiatives. Based on the Company’s current liquidity, the Company believes that no additional capital will be needed to execute its current business plan over the next 12 months from the date of issuance of these financial statements.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
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
Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. The revenue is recognized as the service is completed.

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

The Company initially records flight sales in its unearned revenue, deferring revenue recognition until the travel occurs. Unearned revenue from customer credit and gift card purchases is recognized as revenue when a flight is flown. Unearned revenue from the Company’s passes is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of December 31, 2022 and 2021, the Company's contract liability balance is $6,709 and $5,976 respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits, and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The table below presents a roll forward of the contract liability balance:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Balance, beginning of period	$5,976	$3,973	$4,654
Additions	72,742	50,301	18,003
Revenue recognized	(72,009)	(49,620)	(16,681)
Balance, end of period	$6,709	$4,654	$5,976

For the year ended December 31, 2022, the Company recognized $4,406 of revenue that was included in the contract liability balance as of January 1, 2022. For the year ended September 30, 2021, the Company recognized $2,858 of revenue that was included in the contract liability balance as of October 1, 2020. For the transition period ended December 31, 2021, the Company recognized $1,934 of revenue that was included in the contract liability balance as of October 1, 2021.

Certain governmental taxes are imposed on the Company's flight sales through a tax included in flight prices. The Company collects these taxes and remits them to the appropriate government agency. These taxes are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its second and third quarter (ended on June 30 and September 30, respectively) financial results have reflected higher travel demand and were better than the first and fourth quarter financial results.
Blade operates in three key product lines across two segments (see Note 9 for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis.
•Jet and Other –  Consists principally of revenues from non-medical jet charter, by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services.

Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Disaggregated revenue by product line and segment was as follows:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Passenger Segment(1)
Short Distance	$44,986	$22,462	$6,255
Jet and Other	29,355	21,663	8,541
Total	$74,341	$44,125	$14,796

Medical Segment(1)
MediMobility Organ Transport	$71,779	$6,401	$9,822
Total	$71,779	$6,401	$9,822

Total Revenue	$146,120	$50,526	$24,618
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees and internal costs incurred in generating ground transportation revenue using the Company's owned cars.
Software Development Costs for Internal Use
Costs incurred for the development of the Company’s internal use software are expensed as incurred. Software development costs consist primarily of staff costs including stock-based compensation.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $4,540, $1,889 and $1,022 for the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021.

General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, directors and officers insurance costs, professional fees, credit card processing fees and establishment costs.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options are estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s common stock, expected volatility, dividend rate, risk free interest rate, and the expected life. The Company utilized a third party to determine the fair value of the Company’s common stock. The Company calculated the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluated the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company had not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company recognized forfeitures at the time the forfeiture occurs.
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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of December 31, 2022, the company has no unrecognized tax benefits. See Note 10 for additional information.
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
Short-Term Investments
Held-to-Maturity Investments
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's balance sheet at amortized cost and interest is recorded within interest income on the Company's consolidated statement of operations. The held-to-maturity investments balance at December 31, 2022 and December 31, 2021 was $130,382 and nil, respectively. The market value of the held-to-maturity investments at December 31, 2022 and December 31, 2021 was $130,352 and nil, respectively.

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. As of December 31, 2022, other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s consolidated

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient. The other short-term investments balance at December 31, 2022 and December 31, 2021 was $20,358 and $279,374, respectively. The cost of other short-term investments at December 31, 2022 and December 31, 2021 was $20,460 and $280,263, respectively.
Accounts Receivable
Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport Customers, which are large hospitals that receive terms for payment and, as a result, are typically found within our Medical segment.. Receivables are reviewed on a regular basis for collectability. Based upon these reviews and historical collection experience, the Company determined that no allowance for uncollectible accounts was required as of December 31, 2022 and 2021.
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

	Useful Life (in years)	As of December 31,
		2022	2021
Furniture and fixtures	5	$407	$520
Technology equipment	3	330	351
Leasehold improvements	Shorter of useful life or life of lease	2,799	2,512
Vehicles	5	735	239
Total property and equipment, gross		4,271	3,622
Less: Accumulated depreciation and amortization		(2,234)	(1,577)
Total property and equipment, net		$2,037	$2,045

For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, the Company recorded depreciation and amortization expense for property and equipment of $830, $353 and $137, respectively.

Acquisitions

The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 4 for additional information.

Joint Venture
Blade has recorded its investment in the joint venture at cost less impairment (if any). Blade’s joint venture investment does not qualify for accounting under the equity method because the Company does not have sufficient control or influence. The Company accounted for it at cost less impairment (if any) and not at fair value due to the following: ASC

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

321, Investments - Equity Securities, paragraph ASC 321-10-35-2 states, in part, that an entity may measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”) paragraph 820-10-35-59 at its cost minus impairment, if any. See Note 5 for additional information.

Intangibles Assets, Net

The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset may be impaired. Research and development costs are expensed as incurred. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in “General and administrative expenses” on the Company’s consolidated statement of operations. See Note 6 for additional information.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as exclusive rights to air transportation services, customer lists and trademarks. Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There were no impairment charges during the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021. As of December 31, 2022, the Company determined that long-lived assets were not impaired.

Goodwill

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of December 31, 2022 and concluded that goodwill was not impaired.

Leases

We determine if an arrangement is a lease at inception. Leases are recorded on the balance sheet as “right-of-use” (“ROU”) assets and lease liabilities. Leases are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses” (airport and heliport terminals and offices) and “Cost of revenues” (aircraft leases embedded within certain capacity purchase agreements). As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

When available, the Company uses the rate implicit in the lease in determining the present value of the future minimum lease payments. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our consolidated balance sheets. Our lease agreements do not contain

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

any residual value guarantees. Under certain of our capacity purchase agreements with third-party aircraft operators, we do not own the underlying aircraft. However, since we control the specific aircraft used, the aircraft is deemed to be leased for accounting purposes. For these capacity purchase agreements, we account for the lease and non-lease components separately. The lease component consists of the aircraft and the non-lease components consist of flight operations. We allocated the consideration in the capacity purchase agreements to the lease and non-lease components based on the Company’s best estimate of standalone value.

See Note 7 for additional information.

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent, quarterly, period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Notes 14 and 15 for additional information.

Concentrations
Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.
Major Customers
For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, there was no single customer that generated 10% or more of the Company’s revenue.
Most of the Company’s customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport Customers that receive terms for payment, along with receivables from credit card processors. One customer accounted for 13% of the Company’s outstanding accounts receivable as of December 31, 2022. No customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2021.
Major Vendors
One vendor accounted for 12% of the Company’s purchases from operating vendors for the year ended December 31, 2022. Two vendors accounted for 12% and 12%, respectively, of the Company’s purchases from operating vendors for the year ended September 30, 2021. No vendor accounted for 10% or more of the Company’s purchase from operating vendors for the transition period ended December 31, 2021.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

One vendor accounted for 20% of the Company’s outstanding accounts payable as of December 31, 2022. One vendor accounted for 13% of the Company’s outstanding payable as of December 31, 2021.
Foreign Currency Translation

All of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Foreign currency gains and losses arising from transactions not in the subsidiaries local currency are recorded in results of operations.
Recently Issued Accounting Standards - Adopted

On January 1, 2023, we adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, or ASU 2021-08, that requires acquiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination consistent with those recorded by the acquiring company. The Company does not have significant contracts with customers requiring performance beyond delivery. To the extent we acquire additional companies in our existing lines of business, the adoption of this standard will not have a material impact on our results of operations or financial position.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company elected not to adopt the ASU early. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.
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
Of the total recapitalization costs incurred of $27,150, $25,419 were allocated to equity and $1,731 were allocated to the warrant liabilities, and charged to other expenses on the Company’s consolidated statement of operations.
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
On May 7, 2021, simultaneous with the closing of the Merger, the Company completed a PIPE financing, whereby the Company received $125,000 gross proceeds ($119,634 net of transaction costs) in exchange for 12,500,000 shares of common stock.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 4 – Acquisitions

Acquisition in 2022

Acquisition of Blade Europe

On September 1, 2022, Blade acquired, through Blade Europe SAS, a wholly-owned French société par actions simplifiée subsidiary (“Blade Europe”), 100% of the share capital and voting rights (the “Shares”) of Héli Tickets France SAS (“Héli Tickets France”), a French société par actions simplifiée, which was then renamed “Blade France SAS” (“Blade France”) and of Helicopter Monaco SARL (“Helicopter Monaco”), a Monegasque société à responsabilité limitée, which was then renamed “Blade Monaco SARL” (“Blade Monaco”). These acquisitions are part of Blade’s growth strategy of leveraging its asset-light model, technology and recognized brand to aggregate the use cases for urban air mobility. The routes in Southern France, Monaco, Italy and Switzerland, meet the criteria given the geography, short distances and large addressable markets. In addition these markets have connectivity to our existing service areas where the Blade brand enjoys recognition, creating the opportunity for cross pollination between our North American and European customer base.

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

The Company determined that the Europe AOA is an embedded lease and accounted for the lease component of the minimum guarantee as an operating right-of-use (“ROU”) asset with a corresponding balance included in the lease liability reported in the Company’s consolidated balance sheets (see Note 7).

Blade paid an aggregate cash purchase price for the Shares of Héli Tickets France and Helicopter Monaco of €47,800 ($48,101). Acquisition costs of $3,032 were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.

The results of Blade Europe for the period from the September 1, 2022 (“acquisition date”) to December 31, 2022 are included in the Short Distance product line which is part of the Passenger segment.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included identifiable intangible assets of $25,862. At the time of acquisition, the Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $24,558. The value of the components within goodwill included expected revenue, cost synergies, new customers and key personnel.

The purchase price allocation is preliminary. To the extent there are measurement period adjustments during the measurement period, which will not exceed 12 months from the acquisition date, measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. The purchase price was allocated on a preliminary basis as follows:

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Prepaid expenses and other current assets	$25
Property and equipment, net	162
Identifiable intangible assets	25,862
Operating right-of-use asset	11,913
Other non-current assets	69
Total identifiable assets acquired	38,031
Accounts payable and accrued expenses	221
Operating lease liability	11,913
Deferred tax liability	2,354
Total liabilities assumed	14,488
Net assets acquired	23,543
Goodwill	24,558
Total consideration	$48,101

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Exclusive rights to air transportation services	12	$25,359
Customer list	3	503
Total identifiable intangible assets		$25,862

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

The fair value of the exclusive rights to air transportation services was determined using the income approach. In the income approach, the fair value of an asset is based on the expected receipt of future economic benefits such as earnings and cash inflows from current sales projections and estimated costs over the estimated contractual relationship period. Indications of value were developed by discounting these benefits to their present value.

The fair value of the customer list was determined using the replacement cost approach. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the seller’s expected profit margin in the market and any opportunity costs lost over the period to reconstruct the substitute asset.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents what our results would have been had Blade Europe been acquired on October 1, 2020 (beginning of the year ended September 30, 2021). The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition actually occurred at the beginning of the periods presented or of the results of our future operations of the consolidated business.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Reported Revenue	$146,120	$50,526	$24,618
Impact of Blade Europe	23,369	18,610	2,906
Pro forma Revenue	$169,489	$69,136	$27,524

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
Acquisition in 2021

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

The total purchase consideration included $23,065 in cash paid at closing. Acquisition costs of $272 were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2021. In addition, potential earn-out payments may be made contingent upon Trinity’s achievement of certain EBITDA targets over a three-year period. The earn-out is calculated and paid annually in arrears and is the product of a multiple (12, 6 and 3 for the years 2021, 2022 and 2023, respectively) and the difference between the calculated year actual EBITDA and the contractual target EBITDA. The sellers are eligible for the earn-out only while employed with the Company, therefore, the earn-out is considered a compensation and will be recognized as an expense when incurred. At least 70% of the payment have to be made in cash. For the year ended December 31, 2022, the Company included an estimate of $6,289 in connection with Trinity’s contingent consideration (earn-out) with a corresponding amount within accounts payable and accrued expenses, expected to be paid in 2023 in respect of 2022 results.

Trinity Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included identified intangible assets of $11,850. The Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, that amounted to $13,328, which is not deductible for tax purposes. The value of the components within goodwill included expected revenue and cost synergies, the business model, technology capabilities, new customers, and key personnel.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The purchase price of the Trinity acquisition was allocated as follows:

Accounts receivable	$2,259
Prepaid expenses and other current assets	510
Property and equipment	256
Identifiable Intangible assets	11,850
Operating lease right-of-use assets	348
Total identifiable assets acquired	15,223
Accounts payable	1,230
Operating lease liability	361
Deferred tax liability	3,895
Total liabilities assumed	5,486
Net assets acquired	9,737
Goodwill	13,328
Total consideration	$23,065

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Customer list	10 years	$10,600
Trademark	6 years	1,000
Developed technology	3 years	250
Total intangible assets		$11,850

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
Unaudited Pro Forma Information

The following unaudited pro forma financial information presents what our results would have been had Trinity been acquired on October 1, 2020. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the Trinity

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

acquisition actually occurred at the beginning of fiscal year 2021 or of the results of our future operations of the consolidated business.

For the Year Ended September 30,
2021
(Unaudited)
Revenue	$69,485
Net loss (excluding Trinity's nonrecurring items)	(44,344)

The pro forma financial information includes adjustments to net loss to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from October 1, 2020.
Note 5 – Investment in Joint Venture
On March 24, 2019, and as amended on February 25, 2020, the Company entered into a joint venture agreement and a license agreement (the “First Amended Joint Venture and License Agreements”) with Hunch Ventures and Investments Private Limited, a private limited company incorporated under the laws of India (“Hunch”) and FlyBlade India Private Limited, a company incorporated and validly existing under the provisions of the Companies Act, 2013 (“FlyBlade India”), whereby the Company and Hunch initially invested $200 for 10% interest and $1,800 for 90% interest, respectively, for undertaking the business of FlyBlade India. Subsequently, upon the issuance of additional shares to Hunch in exchange for additional investment by Hunch, the Company’s interest fell below 10%. In third quarter 2022 the Company made an additional investment of $190. Pursuant to the First Amended Joint Venture and License Agreements, the Company and Hunch agreed to establish FlyBlade India as a joint venture and support it in carrying on the business operations. The Company agreed to provide the licensed IP support related to the software developed for short distance aviation services along with its trademarks in exchange for quarterly royalty payments of 4% of gross revenue for the period where gross revenue was up to $10,000 in a calendar year, quarterly royalty payments of 3% on gross revenue in excess of $10,000 and up to $40,000 in a calendar year, and quarterly royalty payments of 1.5% on gross revenue exceeding $40,000 (collectively, the royalties) in a calendar year. In addition to the royalties, the Company could receive 3% of FlyBlade India’s profits before tax in each year that FlyBlade India attained a minimum of $3,500 in annual profits before income tax. Hunch agreed to provide support in carrying out the day to day operations, including the implementation of the business plan and hiring of personnel, ensuring compliance with local requirements and assisting with legal arrangements as needed by the business. For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, the Company recorded royalty revenue of $12, $28 and $4, respectively, under this arrangement.
The investment is accounted for at cost less impairment if any (see Note 2 - Summary of Significant Accounting Policies, Joint Venture). No impairment was warranted as of December 31, 2022.
As of December 31, 2022 and December 31, 2021, other non-current assets included amounts due from Blade India of $66 and $120, respectively.
Note 6 – Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2021	13,328
Additions(1)	24,558
Foreign currency translation	1,559
Goodwill balance, December 31, 2022	$39,445
_________
(1) Additions represent goodwill associated with the acquisition of Blade Europe. See Note 4 for additional information.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table presents information about the Company's intangible assets as of:

		December 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to air transportation services(1)(2)	5-12 years	$38,594	$(3,473)	$35,121	$12,357	$(206)	$12,151
Customer list(1)	3-10 years	12,077	(2,346)	9,731	11,542	(957)	10,585
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(136)	870	1,006	(51)	955
Developed technology	3 years	250	(111)	139	250	(24)	226
Total		$52,431	$(6,066)	$46,365	$25,659	$(1,238)	$24,421
__________
(1) Includes intangible assets associated with the acquisition of Blade Europe. See Note 4 for additional information.
(2) Exclusive rights to air transportation services include exclusive rights to Helijet’s scheduled passenger routes in Canada acquired in 2021.
For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, amortization of its finite-lived intangible assets were $4,895, $243 and $580, respectively.
As of December 31, 2022, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2023	$6,166
2024	6,034
2025	5,883
2026	5,606
2027	3,475

Note 7 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a capacity purchase agreement would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
As of December 31, 2022, the Company has three significant leases: an operating lease for office space located at 55 Hudson Yards in New York, New York for an initial term of 2.5 years, signed in May 2022; and aircraft leases that are embedded within two of our capacity purchase agreements, one restated and amended in December 2022 for a three-year term for 6 aircraft and the other signed in September 2022 (the “Europe AOA”, see Note 4 for additional information). The Europe AOA was signed simultaneously with the acquisition of Blade Europe and is for an initial ten-year term for 14 aircraft. The Company allocated the consideration in the capacity purchase agreements to the lease and non-lease components based on their relative standalone value. The non-lease components for these agreements primarily consist of the costs associated with flight operations. The Company determined its best estimate of the standalone value of the individual components by considering observable information from publicly available market rates.

Under the restated and amended December 2022 capacity purchase agreement, Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination the flight hour guarantee will be pro-rated to

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

Under the Europe AOA, the number of aircraft available to Blade and the corresponding number of minimum flight hours guaranteed to the operators by Blade, could be adjusted at the beginning of each calendar year upon reaching a mutual agreement.

See Note 13, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

Operating leases:	December 31, 2022	December 31, 2021
Operating right-of-use asset	$17,692	$713
Operating lease liability, current	3,362	438
Operating lease liability, long-term	14,970	278

As of December 31, 2022, included in the table above is $14,916, $1,748 and $13,705 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2021 there were no aircraft leases embedded within a capacity purchase agreement.

The following provides details of the Company’s lease expense:

	For the Years Ended
Lease cost:	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Short-term lease cost	$304	$161	$65
Operating lease cost	1,196	455	144
Operating lease cost - Cost of revenue	1,379	—	—
Total	$2,879	$616	$209
Operating lease costs related to aircraft leases that are embedded within a capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

December 31, 2022
Weighted-average discount rate – operating lease	8.50%
Weighted-average remaining lease term – operating lease (in years)	7.7

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of December 31, 2022, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
2023	$4,811
2024	4,492
2025	2,357
2026	2,016
2027	2,006
Thereafter	10,028
Total future minimum lease payments, undiscounted	25,710
Less: Imputed interest for leases in excess of one year	(7,378)
Present value of future minimum lease payments	$18,332
Note 8 – Stock-Based Compensation
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

Stock Option Awards
Following is a summary of stock option activities for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – December 31, 2021	8,084,676	0.19	$0.21	5.6	$69,875
Granted	—	—	—
Exercised	(480,812)	0.18	0.22
Forfeited	—	—	—
Outstanding – December 31, 2022	7,603,864	$0.19	$0.21	4.6	$25,795
Exercisable as of December 31, 2022	7,603,864	$0.19	$0.21	4.6	$25,795
For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021 the Company recorded $0, $1,013 and $0, respectively in stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of December 31, 2022, there is no unrecognized stock-based compensation costs to be recognized in future periods.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Restricted Stock
During the year ended December 31, 2022, the Company granted an aggregate of 5,840,482 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2021	2,373,523	$8.22
Granted	5,840,482	4.79
Vested	(646,166)	7.95
Forfeited	(101,203)	8.20
Non-vested – December 31, 2022	7,466,636	$5.52
For the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, the Company recorded $8,277, $8,608 and $2,931 in employee and officers restricted stock compensation expense. As of December 31, 2022, unamortized stock-based compensation costs related to restricted share arrangements was $35,135 and will be recognized over a weighted average period of 3.5 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the consolidated statements of operations is summarized as follows:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Software development	$941	$499	$297
General and administrative(1)	9,142	8,887	2,565
Selling and marketing	319	235	69
Total stock-based compensation expense	$10,402	$9,621	$2,931
_________
(1) For the year ended December 31, 2022, the Company included an estimate of $2,125 in connection with the equity-based portion of Trinity’s contingent consideration with a corresponding amount within accounts payable and accrued expenses, expected to be paid in 2023 in respect of 2022 results.
Note 9 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and is used in resource allocation and performance assessments. In addition, Per ASC 280, Segment Reporting, paragraph ASC 280-10-50-11, two or more operating segments may be aggregated into a single reported segment if the segments have similar economic characteristics. The Company has identified two reporting segments - Passenger and Medical. Our CODM is our senior management team. Our senior management team regularly reviews discrete information for those two reporting segments. The Passenger segment consists of our two product lines Short Distance and Jet and Other. The Medical segment consists of the MediMobility Organ Transport product line. Our product lines are defined in Note 2 in the Revenue Recognition section.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The CODM evaluates the performance of the segments and allocates resources primarily based on their respective revenue. The CODM does not evaluate operating segments or allocate resources using asset information and, accordingly, we do not report asset information by segment.

The following table reflects certain financial data of the Company’s reportable segments for the years ended December 31, 2022, September 30, 2021 and the transition period ended December 31, 2021:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Revenue
Passenger	$74,341	$44,125	$14,796
Medical	71,779	6,401	9,822
Total revenue	$146,120	$50,526	$24,618

Passenger
Revenue	$74,341	$44,125	$14,796
Cost of revenue	(63,658)	(34,535)	(12,285)
All other operating costs(1)	(24,712)	(9,186)	(3,898)
Segment net income (loss)	(14,029)	404	(1,387)

Medical
Revenue	71,779	6,401	9,822
Cost of revenue	(60,187)	(5,473)	(8,392)
All other operating costs(1)	(14,522)	(482)	(1,598)
Segment net income (loss)	(2,930)	446	(168)
Consolidated net income (loss) from reportable segments	(16,959)	850	(1,555)

Unallocated corporate costs & software development	(36,570)	(24,943)	(8,981)
Other non-operating income (expenses)	25,497	(19,602)	11,199
Income tax benefit	(772)	(3,643)	(109)
Net income (loss)	$(27,260)	$(40,052)	$772

		December 31, 2022	December 31, 2021
Goodwill
Passenger		$26,117	$—
Medical		13,328	13,328
Total goodwill		$39,445	$13,328
_________
(1) All other operating costs consists of direct costs of service delivery, staff, selling and marketing as well as allocated staff, general and administrative expenses.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Revenue
United States	$133,298	$50,526	$23,929
Other	12,822	—	689
Total revenue	$146,120	$50,526	$24,618

		December 31, 2022	December 31, 2021
Long-lived assets
United States		$7,195	$2,758
Other		12,534	—
Total long-lived assets		$19,729	$2,758

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 10 – Income Taxes

The components of income (loss) before income tax expense (benefit) were:

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
United States	$(21,563)	$(43,695)	$947
Foreign	(6,469)	—	(284)
Total	(28,032)	(43,695)	663

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

The provision (benefit) for income taxes is comprised of the following components:

	For the Years Ended
Current:	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	(84)	(2,701)	(79)
State	(60)	(942)	(30)
Foreign	(628)	—	—
Total deferred	(772)	(3,643)	(109)
Total income tax benefit	$(772)	$(3,643)	$(109)

The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before benefit for income taxes. The sources and tax effects of the differences are as follows:

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Tax at federal statutory rate	(21.00)%	(21.00)%	21.00%
State and local tax	(8.43)%	(4.17)%	(4.57)%
Foreign rate differential	7.08%	—%	(2.35)%
Warrant liability	(18.17)%	9.65%	(345.17)%
Non-deductible expenses	—%	1.20%	—%
Transaction costs	2.27%	—%	7.82%
Earn-out	4.72%	—%	—%
Prior year adjustments	0.64%	—%	(50.96)%
Other	0.57%	0.43%	(0.28)%
Change in valuation allowance	35.07%	22.23%	358.15%
Effective tax rate	2.75%	8.34%	(16.36)%

The Company’s deferred tax assets/(liabilities) consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$22,522	$15,882
Stock-based compensation	2,225	1,654
Research and development credits	424	222
Capitalized Research Expenses	1,244	—
Operating lease liability	4,690	188
Accrued expenses	657	—
Other	691	96
Total deferred tax assets	32,453	18,042

Deferred tax liabilities:
Property and equipment	(155)	(286)
481(a) Adjustment	(97)	(193)
Operating right-of-use asset	(4,492)	(188)
Amortization of intangibles	(3,917)	(2,371)
Total deferred tax liabilities	(8,661)	(3,038)
Total gross deferred tax assets	23,792	15,004

Less: Valuation allowance	(25,668)	(15,148)
Deferred tax liabilities, net of valuation allowance	$(1,876)	$(144)

As of December 31, 2022, the Company has a valuation allowance of approximately $25,668 against the net deferred tax assets, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, jurisdictional netting and past financial performance. As of December 31, 2022 and 2021, based upon the consideration of such evidence, management believes a full valuation allowance against net deferred tax assets is warranted, with the exception of Europe net operating losses.

The valuation allowance recorded by the Company as of December 31, 2022 resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for U.S. federal, Canada

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

and U.S. state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded with the exceptions of Europe net operating losses, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The Company’s net deferred tax liability of $1,876 relates primarily to Blade Europe.

A "naked credit" exists when a deferred tax liability can only be offset up to 80% by NOLs generated after 2018, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used causes the need for additional valuation allowance that remains as a liability. The Company has no naked credit as of December 31, 2022 and $144 of a naked credit as of December 31, 2021. The reversal of the naked credit that existed as of December 31, 2021 has been recorded as a tax benefit.

Further, as of December 31, 2022, the Company has approximately $76,553 of gross U.S. federal and $87,497 of gross U.S. state and local net operating loss carryforwards. The US federal, state and city net operating losses begin to expire in the year 2035. Federal net operating losses incurred in tax year 2018 and beyond do not expire. The Company has $62,586 of federal net operating losses that with an indefinite life.

In addition, as of December 31, 2022, the Company has approximately $2,396 of gross Canadian and $919 of gross French net operating losses. Canadian net operating losses can be carried forward 20 years and French net operating losses can be carried forward indefinitely. Canadian net operating losses will begin to expire in 2041.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study and has determined multiple changes in ownership as defined by IRC Section 382 of the Internal Revenue Code of 1986, did occur in December 2017, February 2018, and May 2021.

Based on the Company having undergone multiple ownership changes throughout its history, limited NOLs are subject to limitation at varying rates each year. Of the Company's $76,553 of total gross federal NOLs, approximately $4,516 of the Company's NOL carryforwards are subject to limitation. In addition, approximately $1,459 of NOLs and $112 of R&D Credits are expected to expire unused. The deferred tax assets associated with these attributes that are expected to expire without utilization have not been included within the deferred tax asset table or discussion above. There are approximately $72,037 of NOLs available to offset taxable income as of December 31, 2022. NOLs will continue to become available through 2037.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $4,729.

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Where the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded no tax benefits. As of December 31, 2022, the Company has no unrecognized tax benefits.

The Company files tax returns in the U.S. federal Canada, France, Monaco and various state and local jurisdictions and is subject to examination by tax authorities. The Company has reported U.S. net operating losses dating back to inception. The IRS may examine records from the year a loss occurred when a net operating loss is applied. Thus, the Company is subject to U.S. federal income tax examinations for all years. The statute in other jurisdictions is generally 3-4 years.

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The legislation imposes new taxes, including a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income of corporations with profits over

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

$1 billion, which is effective for tax years beginning after December 31, 2022, and a 1% surcharge on corporate stock buybacks of public US companies, which applies to repurchases of stock after December 31, 2022. The tax provisions of the Inflation Reduction Act do not have a material impact on the Company’s financial statements.
Note 11 – Net Income (Loss) per Common Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and non-vested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS for the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021 shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net earnings (loss) and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Basic and dilutive earnings (loss) per common share:
Net income (loss) attributable to Blade Air Mobility, Inc.	$(27,260)	$(40,052)	$772
Less: Undistributed earnings allocated to nonvested restricted stockholders	—	—	(17)
Basic net earnings (loss) available to common stockholders	(27,260)	(40,052)	755
Add: Undistributed earnings allocated to nonvested restricted stockholders	—	—	17
Less: Reallocation of undistributed loss to nonvested restricted stockholders	—	—	(15)
Diluted net earnings (loss) available to common stockholders	$(27,260)	$(40,052)	$757

Total weighted-average basic common shares outstanding	71,238,103	42,883,615	69,759,411
Effect of dilutive securities:
Stock options	—	—	7,925,482
Total effect of dilutive securities	—	—	7,925,482
Total weighted-average diluted common shares outstanding	71,238,103	42,883,615	77,684,893

Net (loss) earnings per common share:
Basic earnings (loss) per common share	$(0.38)	$(0.93)	$0.01
Dilutive earnings (loss) per common share	$(0.38)	$(0.93)	$0.01

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2022, September 30, 2021, and the transition period ended December 31, 2021, because the effect of their inclusion would be anti-dilutive:

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

	For the Years Ended
	December 31, 2022	September 30, 2021	October 1, 2021 - December 31, 2021 (Transition Period)
Warrants to purchase shares of common stock	14,166,644	14,166,666	14,166,666
Options to purchase shares of common stock	7,603,864	8,978,185	—
Restricted shares of common stock	7,466,636	2,137,132	30,328
Total potentially dilutive securities	29,237,144	25,281,983	14,196,994
Note 12 – Related Party Transactions
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
For the period from October 1, 2020 to April 8, 2021, the Company paid Underhill approximately $751 for air charter services.
Note 13 – Commitments and Contingencies
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
As of December 31, 2022, the Company has a remaining unfulfilled obligation for the years ending December 31, 2023, 2024, 2025, and for each of the years ending December 31, 2026 through 2032 under agreements with various aircraft operators to purchase flights with an aggregate value of approximately $12,305, $18,045, $16,917 and $7,917, respectively. The above remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within two of the capacity purchase agreements as discussed in Note 7 – Right-of-Use Asset and Operating Lease Liability. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending December 31, 2023, 2024 and 2025 with an aggregate value of approximately $1,403, $10,128 and $9,000, respectively. In addition, obligations amounting to $1,139, $9,000 and $9,000 for the years ending December 31, 2023, 2024 and 2025, respectively, could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of December 31, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
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

In July 2022, Trinity Air Medical, LLC (“Trinity”), a wholly owned subsidiary of Blade Urban Air Mobility, Inc., received a federal grand jury subpoena seeking records related to the provision of transplant transportation services. Trinity is cooperating with the subpoena.
Note 14 – Warrant Liabilities
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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
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
Note 15 – Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2022	December 31, 2021
Warrant liabilities - Public Warrants	1	$4,583	$20,258
Warrant liabilities - Private Warrants	2	2,500	11,050
Fair value of aggregate warrant liabilities		$7,083	$31,308
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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2022	$20,258	$11,050	$31,308
Change in fair value of warrant liabilities	(15,675)	(8,550)	(24,225)
Fair value as of December 31, 2022	$4,583	$2,500	$7,083
Note 16 – COVID-19 Risks and Uncertainties
COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, drove the implementation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. At the onset of the pandemic, we experienced a substantial decline in the demand for our Short Distance product line due to travel restrictions that significantly reduced the number of commercial airline passengers and office closures that required many people to work from home, lowering commuter demand. However, we continued to see increasing demand for our MediMobility Organ Transport and Jet and Other services throughout the pandemic.
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
We began to see a recovery in Short Distance demand in Summer 2021 that continued throughout 2022. However, future adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to a vaccine, a sustained or increased reduction in business travel in favor of virtual meetings, or a decrease in demand for air travel from the public, could slow the recovery of our Short Distance products and postpone our ability to launch planned route expansions.
Note 17 – Subsequent Events

The Company has completed an evaluation of all subsequent events through the filing of this Annual Report on Form 10-K to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
2.2(9)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1(3)	Specimen Class A Common Stock Certificate of Blade Air Mobility, Inc.
4.2(3)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(4)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(6)	Investor Rights Agreement, dated as of December 14, 2020
10.2(6)	Sponsor Letter Agreement, dated as of December 14, 2020
10.3(6)	Form of Support Agreement
10.4(6)	Form of PIPE Subscription Agreement
10.5(6)	Fly Blade, Inc. Amended and Restated Investors’ Rights Agreement, dated January 30, 2018
10.6(6)	Fly Blade, Inc. Amended and Restated Right of First Refusal Co-Sale Agreement, dated January 30, 2018
10.7(6)	Fly Blade, Inc. Amended and Restated Voting Agreement, dated January 30, 2018
10.8(6)	Fly Blade, Inc. 2015 Equity Incentive Plan+
10.9(12)	Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.10(3)	Form of Director and Officer Indemnification Agreement+
10.13(5)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.14(7)	Purchase and Sale Agreement, dated as of September 2, 2021, among Blade Urban Air Mobility, Inc., the Target Companies, the Sellers and the Seller Members party thereto
10.15(6)	Joint Venture Agreement, dated as of March 24,2019, by and among Hunch Ventures and Investments Private Limited, Blade US, LLC, and FlyBlade India Private Limited
10.16(6)	First Amendment to Joint Venture Agreement, dated as of February 25, 2020, by and among Hunch Ventures and Investments Private Limited, LLC, and Blade US, LLC, and FlyBlade India Private Limited
10.17(6)	License Agreement, dated March 24, 2019, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.18(6)	First Amendment to License Agreement, dated February 25, 2020, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.19(6)	First Use Agreement, dated April 30, 2015, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.20(6)	Second Use Agreement, dated January 28, 2016, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.21(6)	Amended Use Agreement, dated June 1, 2017, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.22(6)	Restrictive Covenant Agreement, dated June 1, 2017, by and among Air Pegasus Heliport, Inc., Fly Blade, Inc. and Rob Wiesenthal.
10.23(6)	Asset Purchase Agreement, dated May 2018, by and among Fly Blade, Inc., Sound Aircraft Flight Enterprises, Inc. and Cindy Herbst.
10.24(6)	Airport Lease and Operating Agreement, dated June 29, 2018, by and between the Town of Nantucket, acting by and through the Nantucket Memorial Airport Commission, and Fly Blade, Inc.
10.25(6)	Office Lease, dated November 6, 2019, by and between Turnberry Airport Holdings, LLC and Blade Urban Air Mobility, Inc.
10.26(6)	License Agreement, dated December 1, 2019, by and between Macquarie Aviation North America 2, Inc. (d/b/a Atlantic Aviation Metroport) and Blade Air Mobility, Inc.
10.27(3)	Strategic Alliance Agreement, dated January 7, 2021,by and between BLADE Urban Air Mobility, Inc.and Ross Aviation Operations, LLC.
10.28(8)	Blade Air Mobility, Inc. Change in Control Severance Plan and Summary Plan Description+

10.29(8)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)+
10.30(11)	Form of Stock Option Agreement of Fly Blade, Inc.+
10.31(11)	Form of Restricted Stock Unit Award Agreement (Officer)+
10.32(11)	Form of Restricted Stock Unit Award Agreement (Non-Officer)+
10.33(10)
Exclusive Rights Purchase Agreement between Blade Urban Air Mobility, Inc., Blade Urban Air Mobility (Canada), Inc., Helijet International, Inc. and Pacific Heliport Services Ltd., dated November 30, 2021

21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020
(2)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021
(3)	Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021
(4)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019
(5)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 16, 2021
(6)	Incorporated by reference to our Form S-4 (file number 001-39046) filed on January 29, 2021
(7)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 2, 2021
(8)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on December 20, 2021
(9)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 19, 2022
(10)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 2, 2021
(11)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 9, 2022
(12)	Incorporated by reference to our post-effective amendment to the Form S-1 (file number 001-39046) filed on January 20, 2022
+	Denotes a management contract or compensatory arrangement

Item 16. Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.
March 15, 2023

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

Signature	Title	Date

/s/ Robert S. Wiesenthal	Chief Executive Officer and Director	March 15, 2023
Robert Wiesenthal	(Principal Executive Officer)

/s/ William A. Heyburn	Chief Financial Officer	March 15, 2023
William A. Heyburn	(Principal Financial Officer)

/s/ Amir M. Cohen	Chief Accounting Officer	March 15, 2023
Amir M. Cohen	(Principal Accounting Officer)

/s/ Eric Affeldt	Chairman of the Board	March 15, 2023
Eric Affeldt

/s/ Jane Garvey	Director	March 15, 2023
Jane Garvey

/s/ Kenneth Lerer	Director	March 15, 2023
Kenneth Lerer

/s/ Reginald Love	Director	March 15, 2023
Reginald Love

/s/ Susan Lyne	Director	March 15, 2023
Susan Lyne

/s/ Edward Philip	Director	March 15, 2023
Edward Philip