Form 10-Q
period 2023-03-31
Blade Air Mobility, Inc.
filed 2023-05-11
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 73,168,346 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
\
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$41,739	$43,296
Restricted cash	2,080	1,127
Accounts receivable	16,462	10,877
Short-term investments	135,209	150,740
Prepaid expenses and other current assets	13,708	12,086
Total current assets	209,198	218,126

Non-current assets:
Property and equipment, net	2,445	2,037
Investment in joint venture	390	390
Intangible assets, net	45,399	46,365
Goodwill	39,890	39,445
Operating right-of-use asset	24,092	17,692
Other non-current assets	1,018	970
Total assets	$322,432	$325,025

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,389	$16,536
Deferred revenue	7,788	6,709
Operating lease liability, current	4,029	3,362
Total current liabilities	23,206	26,607

Non-current liabilities:
Warrant liability	6,517	7,083
Operating lease liability, long-term	20,792	14,970
Deferred tax liability	1,716	1,876
Total liabilities	52,231	50,536

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at March 31, 2023 and December 31, 2022. No shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 72,498,822 and 71,660,617 shares issued at March 31, 2023 and December 31, 2022, respectively.	7	7
Additional paid in capital	380,852	375,873
Accumulated other comprehensive income	3,212	2,287
Accumulated deficit	(113,870)	(103,678)
Total stockholders' equity	270,201	274,489

Total Liabilities and Stockholders' Equity	$322,432	$325,025
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$45,271	$26,630

Operating expenses
Cost of revenue	38,107	23,707
Software development	1,123	835
General and administrative	16,257	13,978
Selling and marketing	2,611	1,800
Total operating expenses	58,098	40,320

Loss from operations	(12,827)	(13,690)

Other non-operating income (expense)
Interest income, net	1,954	264
Change in fair value of warrant liabilities	566	2,550
Realized loss from sales of short-term investments	(81)	(136)
Total other non-operating income	2,439	2,678

Loss before income taxes	(10,388)	(11,012)

Income tax benefit	(196)	—

Net loss	$(10,192)	$(11,012)

Net loss per share (Note 7):
Basic	$(0.14)	$(0.16)
Diluted	$(0.14)	$(0.16)
Weighted-average number of shares outstanding:
Basic	71,992,771	70,774,138
Diluted	71,992,771	70,774,138

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(10,192)	$(11,012)
Other comprehensive income (loss):
Net unrealized investment income (losses)	29	(1,380)
Less: Reclassification adjustment for losses included currently in net loss	51	136
Foreign currency translation adjustments for the period	845	241
Other comprehensive income (loss)	925	(1,003)
Comprehensive loss	$(9,267)	$(12,015)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of January 1,2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	300,785	—	54	—	—	54
Issuance of common stock upon settlement of restricted stock units	159,875	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,221	—	—	3,221
Shares withheld related to net share settlement	(7,211)	—	(81)	—	—	(81)
Issuance of common stock for settlement of contingent consideration (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	925	—	925
Net loss	—	—	—	—	(10,192)	(10,192)
Balances as of March 31, 2023	72,498,822	$7	$380,852	$3,212	$(113,870)	$270,201

Balances as of January 1,2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	115,103	—	21	—	—	21
Issuance of common stock upon settlement of restricted stock units	65,965	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	2,098	—	—	2,098
Shares withheld related to net share settlement	(2,813)	—	(5)	—	—	(5)
Other comprehensive loss	—	—	—	(1,003)	—	(1,003)
Net loss	—	—	—	—	(11,012)	(11,012)
Balances as of March 31, 2022	70,845,636	$7	$370,794	$(1,901)	$(87,430)	$281,470

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(10,192)	$(11,012)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	1,652	1,145
Stock-based compensation	3,221	2,098
Change in fair value of warrant liabilities	(566)	(2,550)
Realized loss from sales of short-term investments	81	136
Realized foreign exchange (gain)/loss	5	(5)
Accretion of interest income on held-to-maturity securities	(1,386)	—
Deferred tax benefit	(196)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,621)	(1,705)
Accounts receivable	(5,585)	(465)
Other non-current assets	(42)	(648)
Operating right-of-use assets/lease liabilities	77	1
Accounts payable and accrued expenses	(3,383)	2,636
Deferred revenue	1,080	304
Net cash used in operating activities	(16,855)	(10,065)

Cash Flows From Investing Activities:
Purchase of property and equipment	(646)	(437)
Purchase of short-term investments	(121)	(265)
Proceeds from sales of short-term investments	16,000	11,699
Purchase of held-to-maturity investments	(130,145)	—
Proceeds from maturities of held-to-maturity investments	131,187	—
Net cash provided by investing activities	16,275	10,997

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	54	21
Taxes paid related to net share settlement of equity awards	(81)	(5)
Net cash (used in) / provided by financing activities	(27)	16

Effect of foreign exchange rate changes on cash balances	3	3
Net increase (decrease) in cash and cash equivalents and restricted cash	(604)	951
Cash and cash equivalents and restricted cash - beginning	44,423	3,225
Cash and cash equivalents and restricted cash - ending	$43,819	$4,176

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$41,739	$2,496
Restricted cash	2,080	1,680
Total	$43,819	$4,176

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$7,166	$415

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance at March 31, 2023 and December 31, 2022 was $130,700 and $130,382, respectively. The market value of the held-to-maturity securities at March 31, 2023 and December 31, 2022 was $130,834 and $130,352, respectively.

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. As of March 31, 2023, other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the Net Asset Value practical expedient. The other short-term investments balance at March 31, 2023 and December 31, 2022 was $4,509 and $20,358, respectively. The cost of other short-term investments at March 31, 2023 and December 31, 2022 was $4,531 and $20,460, respectively.

Accounts Receivable and Allowances for Expected Credit Losses

Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport customers, which are large hospitals that receive terms for payment. The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We have determined our allowance for expected credit losses based on a specific evaluation of individual receivables and an analysis

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

of past default experience for remaining receivables. We have historically not experienced significant losses on our receivables. We generally do not require customers to provide collateral for purchases. During the three months ended March 31, 2023 we determined that no allowance for expected uncollectible accounts was required.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 as of January 1, 2023. The company’s financial assets that are subject to the new standard are predominantly accounts receivable and short-term investments classified as held-to-maturities (e.g., U.S. Treasury obligations). The Company’s receivables consist principally of MediMobility Organ Transport customers, which are large hospitals that receive terms of 45 days or less. U.S. Treasury obligations are rated as investment grade with maturities of less than 365 days. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, the company assessed that non-collection of the cost basis of these financial assets is remote. The adoption of ASU 2016-13 did not materially impact the Company’s unaudited interim condensed consolidated financial statements.

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
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2023 and December 31, 2022, the Company's contract liability balance was $7,788 and $6,709, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The Company recognizes revenue for expired customer credits and gift cards upon expiration.

The table below presents a roll forward of the contract liability balance:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$6,709	$5,976
Additions	13,599	15,835
Revenue recognized	(12,520)	(15,530)
Balance, end of period	$7,788	$6,281
For the three months ended March 31, 2023, the Company recognized $2,686 of revenue that was included in the contract liability balance as of January 1, 2023. For the three months ended March 31, 2022, the Company recognized $2,888 of revenue that was included in the contract liability balance as of January 1, 2022.

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
Blade operates in three key product lines across two segments (see Note 5 - “Segment and Geographic Information” for further information on reportable segments):

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended March 31,
	2023	2022
Passenger Segment
Short Distance	$10,425	$4,203
Jet and Other(1)	8,079	9,752
Total	$18,504	$13,955

Medical Segment
MediMobility Organ Transport(1)	$26,767	$12,675
Total	$26,767	$12,675

Total Revenue	$45,271	$26,630
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Note 3 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a capacity purchase agreement would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
During the quarter ended March 31, 2023, the Company added aircraft leases that are embedded within two of our capacity purchase agreements.

One became effective in February 2023 for a three-year term ending February 14, 2026 for three aircraft (previous term was less than one year). In case of early termination by Blade, a one-year revenue guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

A second agreement for seven aircraft was restated and amended in March 2023 for an additional two years for a total five-year term, ending March 31, 2028 (previous term was for three-years ending March 31, 2025 for six aircraft). Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination a one-year flight hour guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

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

See Note 8, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	March 31, 2023	December 31, 2022
Operating leases:
Operating right-of-use asset	$24,092	$17,692
Operating lease liability, current	4,029	3,362
Operating lease liability, long-term	20,792	14,970

As of March 31, 2023, included in the table above is $21,374, $2,332 and $19,693 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2022, included in the table above is $14,916, $1,748 and $13,705 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,
	2023	2022
Lease cost:
Short-term lease cost	$94	$38
Operating lease cost	467	183
Operating lease cost - Cost of revenue	990	—
Total	$1,551	$221
Operating lease costs related to aircraft leases that are embedded within capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

March 31, 2023
Weighted-average discount rate – operating lease	9.00%
Weighted-average remaining lease term – operating lease (in years)	6.9

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of March 31, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2023	$4,577
2024	6,125
2025	4,989
2026	3,969
2027	3,828
Thereafter	10,622
Total future minimum lease payments, undiscounted	34,110
Less: Imputed interest for leases in excess of one year	(9,289)
Present value of future minimum lease payments	$24,821
Note 4 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2023	7,603,864	$0.19	$0.21	4.6	$25,795
Granted	—	—	—
Exercised	(300,785)	0.18	0.24
Forfeited	—	—	—
Outstanding – March 31, 2023	7,303,079	$0.19	$0.21	4.3	$23,312
Exercisable as of March 31, 2023	7,303,079	$0.19	$0.21	4.3	$23,312
For the three months ended March 31, 2023 and 2022, the Company recorded no stock option expense. As of March 31, 2023, there are no remaining stock options subject to amortization.
Restricted Stock
During the three months ended March 31, 2023, the Company granted an aggregate of 177,389 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	7,466,636	$5.52
Granted	177,389	3.26
Vested	(160,237)	8.09
Forfeited	(24,751)	6.49
Non-vested – March 31, 2023	7,459,037	$5.41

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

For the three months ended March 31, 2023 and 2022, the Company recorded $3,221 and $2,098 in employee and officers restricted stock compensation expense. As of March 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $32,285 and will be recognized over a weighted average period of 3.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Software development	$168	$275
General and administrative(1)	2,636	1,723
Selling and marketing	78	100
Total stock-based compensation expense	$2,882	$2,098
________
(1) For the three months ended March 31, 2023, the Company includes a credit of $339 in connection with the settlement of the equity-based portion of Trinity’s contingent consideration that was paid in 2023 in respect of 2022 results.
Note 5 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and is used in resource allocation and performance assessments. In addition, per ASC 280, Segment Reporting, paragraph 280-10-50-11, two or more operating segments may be aggregated into a single reported segment if the segments have similar economic characteristics. The Company has identified two reporting segments - Passenger and Medical. Our CODM is our senior management team. Our senior management team regularly reviews discrete information for those two reporting segments. The Passenger segment consists of our two product lines Short Distance and Jet and Other. The Medical segment consists of the MediMobility Organ Transport product line. Our product lines are defined in Note 2 in the Revenue Recognition section.

The CODM evaluates the performance of the segments and allocates resources primarily based on their respective revenue, Flight Profit and Flight Margins. Flight Profit is defined as revenue less cost of revenue. Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, ROU asset amortization and internal costs incurred in generating ground transportation revenue using the Company’s owned cars. Flight Margin for a period is defined as Flight Profit for the period divided by revenue for the same period. The CODM does not evaluate operating segments or allocate resources using asset information and, accordingly, we do not report asset information by segment.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table reflects certain financial data of the Company’s reportable segments:

	Three Months Ended March 31,
	2023	2022
Segment revenue
Passenger	$18,504	$13,955
Medical	26,767	12,675
Total revenue	$45,271	$26,630

Segment Flight Profit
Passenger	$2,812	$689
Medical	4,352	2,234
Total Flight Profit	$7,164	$2,923
Reconciling items:
All other operating costs(1)	(19,991)	(16,613)
Loss from operations	$(12,827)	$(13,690)

Segment net income (loss)
Passenger	$(5,118)	$(5,516)
Medical	1,637	522
Consolidated net loss from reportable segments	(3,481)	(4,994)
Unallocated corporate costs & software development(2)	(9,346)	(8,696)
Other non-operating income	2,439	2,678
Loss before income taxes	$(10,388)	$(11,012)

Segment Flight Margin
Passenger	15.2%	4.9%
Medical	16.3%	17.6%
Total Flight Margin	15.8%	11.0%

	March 31, 2023	December 31, 2022
Goodwill
Passenger	$26,562	$26,117
Medical	13,328	13,328
Total goodwill	$39,890	$39,445
________
(1) All other operating costs consists of direct costs of service delivery, staff, selling and marketing as well as allocated staff, general and administrative expenses.
(2) Unallocated corporate costs & software development includes costs that are not directly attributable to our reportable segments. Corporate costs also include shared costs such as finance, accounting, tax, human resources, information technology, legal costs and costs of the development of our application.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended March 31,
	2023	2022
Revenue
United States	$37,999	$24,843
Other	7,272	1,787
Total revenue	$45,271	$26,630

	March 31, 2023	December 31, 2022
Long-lived assets
United States	$13,806	$7,195
Other	12,731	12,534
Total long-lived assets	$26,537	$19,729
Note 6 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.

Income tax benefit was $196 and $0, for the three months ended March 31 2023 and 2022, respectively. The tax benefit in the 2023 period is attributable to Blade France net profits. The difference in the tax benefit in the 2023 period compared to the 2022 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S. and Canada net operating losses, which management believes the Company will not be able to utilize.

Note 7 – Net Loss per Common Share
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

A reconciliation of net loss and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2023	2022
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(10,192)	$(11,012)

Total weighted-average basic common shares outstanding	71,992,771	70,774,138

Net loss per common share:
Basic and diluted loss per common share	$(0.14)	$(0.16)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase shares of common stock	14,166,644	14,166,666
Options to purchase shares of common stock	7,303,079	7,969,573
Restricted shares of common stock	7,459,037	2,471,923
Total potentially dilutive securities	28,928,760	24,608,162
Note 8 – Commitments and Contingencies
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
As of March 31, 2023, the Company has a remaining unfulfilled obligation for the years ending December 31, 2023, 2024, 2025, 2026, 2027, 2028 and for each of the years ending December 31, 2029 through 2032 under agreements with various aircraft operators to purchase flights with an aggregate value of approximately $9,244, $24,654, $22,419, $20,727, $18,624, $18,624 and $8,124, respectively. The above remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 3 – Right-of-Use Asset and Operating Lease Liability. Blade has the right for immediate termination of certain agreements if a government authority enacts travel restrictions, this right is applicable to unfulfilled obligation for the years ending December 31, 2023, 2024, 2025, 2026, 2027 and 2028 with an aggregate value of approximately $184, $16,530, $14,295, $12,603, $10,500 and $10,500, respectively. In addition, obligations amounting to $11,833 and $10,500 for the years ending December 31, 2024, and for each of the years ending December 31, 2025 through 2028, respectively, could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date.
Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management,

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

have a material adverse effect on its results of operations, financial condition or cash flows. As of March 31, 2023, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

In July 2022, Trinity Air Medical, LLC (“Trinity”), a wholly owned subsidiary of Blade Urban Air Mobility, Inc., received a federal grand jury subpoena seeking records related to the provision of transplant transportation services. Trinity is cooperating with the subpoena.
Note 9 – Warrant Liabilities
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

Note 10 – Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2023	December 31, 2022
Warrant liabilities - Public Warrants	1	$4,217	$4,583
Warrant liabilities - Private Warrants	2	2,300	2,500
Fair value of aggregate warrant liabilities		$6,517	$7,083
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
Subsequent measurement
The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2023	$4,583	$2,500	$7,083
Change in fair value of warrant liabilities	(366)	(200)	(566)
Fair value as of March 31, 2023	$4,217	$2,300	$6,517
Note 11 – Subsequent Events

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

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.
Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates”, “expects”, “seeks”, “projects”, “intends”, “plans”, “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, the markets in which we operate and the development of Electric Vertical Aircraft (“EVA”) technology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

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
•provisions in our charter that designate exclusive forum; and
•the other factors described elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2022, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.

Actual results, performance or achievements may differ materially, and potentially adversely, from any forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof and we disclaim any intention or obligation to update any forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise.
Overview

Blade is a technology-powered, global air mobility platform committed to reducing travel friction by providing cost-effective air transportation alternatives to some of the most congested ground routes in the U.S. and abroad. Today, we predominantly use helicopters and amphibious aircraft for our passenger routes and are also one of the largest air medical transporters of human organs for transplant in the world. Our asset-light model, coupled with our exclusive passenger terminal infrastructure, is designed to facilitate a seamless transition to Electric Vertical Aircraft (“EVA” or “eVTOL”), which is expected to enable lower cost air mobility to the public that is both quiet and emission-free. Blade operates in three key product lines across two segments (see Note 5 to the unaudited interim condensed consolidated financial statements included herein for further information on reportable segments):

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

Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended March 31,
	2023	2022
Seats flown – all passenger flights	28,550	18,494

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
We began to see a recovery in Short Distance demand in Summer 2021 that has continued to date. However, future adverse developments related to the pandemic, such as the emergence of new viral strains that are not responsive to a vaccine, a sustained or increased reduction in business travel in favor of virtual meetings, or a decrease in demand for air travel from the public, could reduce demand for our Short Distance products and postpone our ability to launch route expansions.

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
Impact of inflation to our business

We generally pay a fixed hourly rate to our third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. We have historically passed through cost inflation to customers and most contracts with our MediMobility Organ Transport Customers automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

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
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, ROU asset amortization and internal costs incurred in generating ground transportation revenue using the Company's owned cars.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$45,271	$26,630

Operating expenses
Cost of revenue	38,107	23,707
Software development	1,123	835
General and administrative	16,257	13,978
Selling and marketing	2,611	1,800
Total operating expenses	58,098	40,320

Loss from operations	(12,827)	(13,690)

Other non-operating income (expense)
Interest income, net	1,954	264
Change in fair value of warrant liabilities	566	2,550
Realized loss from sales of short-term investments	(81)	(136)
Total other non-operating income	2,439	2,678

Loss before income taxes	(10,388)	(11,012)

Income tax benefit	(196)	—

Net loss	$(10,192)	$(11,012)
Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Disaggregated revenue by product line was as follows:

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$10,425	$4,203	148%
Jet and Other(1)	8,079	9,752	(17)%
MediMobility Organ Transport(1)	26,767	12,675	111%
Total Revenue	$45,271	$26,630	70%
__________
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended March 31, 2023 and 2022, revenue increased by $18.6 million or 70%, from $26.6 million in 2022 to $45.3 million in 2023.

Short Distance revenue increased by $6.2 million in 2023, an increase of 148%, from $4.2 million in 2022 to $10.4 million in 2023. Growth in Short Distance was driven by the acquisition of Blade Europe in September 2022 and increased passenger volumes for Blade Canada and in our New York by-the-seat airport transfer products.
Jet and Other revenue decreased by $1.7 million in 2023, a decrease of (17)%, from $9.8 million in 2022 to $8.1 million in 2023. The decrease was driven by lower flight volumes and a lower average price per trip.

MediMobility Organ Transport revenue increased by $14.1 million in 2023, an increase of 111% from $12.7 million in 2022 to $26.8 million in 2023. Growth in MediMobility Organ Transport was driven by the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$38,107	$23,707	61%
Percentage of revenue	84%	89%

For the three months ended March 31, 2023 and 2022, cost of revenue increased by $14.4 million, or 61%, from $23.7 million during 2022 to $38.1 million in 2023 driven by increased flight volume and an increase in the average price per trip.

Cost of revenue as a percentage of revenues decreased by 5 percentage points from 89% to 84%. This change is attributable primarily to (i) higher passenger utilization at Blade Canada in the current year period, compared with the three months ended March 31, 2022 which was negatively impacted by the COVID-19 Omicron variant; and (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our Short Distance and Medical products.
Software Development

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
Software development	$1,123	835	34%
Percentage of revenue	2%	3%

For the three months ended March 31, 2023 and 2022, software development costs increased by $0.3 million, or 34%, from $0.8 million during 2022 to $1.1 million in 2023, attributable primarily to a $0.3 million increase in consulting costs related to improvements to our software following our expansion to Europe and Canada.
General and Administrative

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
General and administrative	$16,257	$13,978	16%
Percentage of revenue	36%	52%
For the three months ended March 31, 2023 and 2022, general and administrative expense increased by $2.3 million, or 16%, from $14.0 million during 2022 to $16.3 million in 2023.

The primary drivers of the net increase were: (i) a $1.9 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Blade Europe (September 2022); (ii) a $0.9 million increase in stock-based compensation costs; (iii) a $0.6 million increase for accruals related to our short term incentive plan for the year 2023; (iv) a $0.5 million increase in intangibles amortization costs as a result of our acquisition of Blade Europe, which did not exist in the prior year period; (v) a $0.4 million increase in rent and lease costs attributable to new leases; and (vi) a $0.9 million increase across other various general and administrative items in line with the company’s growth and geographical expansion; those increases were partially offset by a $2.2 million decrease in non-recurring legal and M&A transaction fees incurred in the prior year period and a $0.8 million decrease in other recurring corporate costs.
Selling and Marketing

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
Selling and marketing	$2,611	$1,800	45%
Percentage of revenue	6%	7%
For the three months ended March 31, 2023 and 2022, selling and marketing expense increased by $0.8 million, or 45%, from $1.8 million during 2022 to $2.6 million in 2023. The increase is attributable primarily to: (i) a $0.3 million increase in sales commissions attributable to MediMobility Organ Transport revenue growth from new clients, and to Blade Europe (which was acquired after prior year period) where certain hotels earn commissions for facilitating transactions; and (ii) a $0.3 million increase in staff costs due to increased headcount.
Other non-operating income (expense)

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except percentages)
Interest income, net	$1,954	$264
Change in fair value of warrant liabilities	566	2,550
Realized loss from sales of short-term investments	(81)	(136)
Total other non-operating income	$2,439	$2,678	(9)%
For the three months ended March 31, 2023, other non-operating income consisted of: (i) $2.0 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; (ii) $0.6 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and (iii) $0.1 million realized loss from the sales of short-term investments during the quarter.

Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 5 - “Segment and Geographic Information” in the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Segment Revenue, Segment Flight Profit and Segment Flight Margin
The following table presents our segment results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Segment Revenue
Passenger	$18,504	$13,955	33%
Medical	26,767	12,675	111%
Total revenue	$45,271	$26,630	70%

Segment Flight Profit
Passenger	$2,812	$689	308%
Medical	4,352	2,234	95%
Total Flight Profit	$7,164	$2,923	145%

Segment Flight Margin
Passenger	15.2%	4.9%
Medical	16.3%	17.6%
Total Flight Margin	15.8%	11.0%

Passenger segment

For the three months ended March 31, 2023 and 2022, Passenger revenue increased by $4.5 million or 33%, from $14.0 million in 2022 to $18.5 million in 2023. The increase was attributable to a $6.2 million increase in Short Distance offset by a decrease of $1.7 million in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $2.1 million or 308% for the three months ended March 31, 2023, from $0.7 million in the same period of 2022 to $2.8 million in 2023. The increase was attributable primarily to the acquisition of Blade Europe in September 2022, which was not included in the prior year period and improvement at Blade Canada, partially offset by a lower profit contribution from our seasonal jet services.

Passenger Flight Margin increased from 4.9% in the three months ended March 31, 2022 to 15.2% in the same period in 2023. The increase was attributable primarily to: (i) Blade Canada moving to positive margin in 2023, due to higher passenger utilization, from negative margin in the three months ended March 31, 2022, which was negatively impacted by the COVID-19 Omicron variant; and (ii) the acquisition of Blade Europe, which operates at higher flight margins than our company average; partially offset by a negative margin impact driven by lower utilization in our seasonal jet service.

Medical segment

For the three months ended March 31, 2023 and 2022, Medical revenue increased by $14.1 million or 111%, from $12.7 million in 2022 to $26.8 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $2.1 million or 95% for the three months ended March 31, 2023, from $2.2 million in the same period of 2022 to $4.4 million in 2023. The increase was attributable primarily to increased revenue from new and existing clients.

Medical Flight Margin decreased from 17.6% in the three months ended March 31, 2022 to 16.3% in the same period in 2023. The decrease was attributable primarily to faster than expected acquisition of new clients and faster than expected growth within existing clients, which necessitated greater use of non-dedicated aircraft at lower flight margins.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment net income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and/or items that management does not believe are reflective of our ongoing core operations.

	Three Months Ended March 31,
	2023	2022	% Change
Segment net income (loss)
Passenger	$(5,118)	$(5,516)	7%
Medical	1,637	522	214%
Total segment net loss	$(3,481)	$(4,994)	30%

Segment Adjusted EBITDA(1)
Passenger	$(3,055)	$(2,609)	(17)%
Medical	1,880	951	98%
Total segment Adjusted EBITDA	$(1,175)	$(1,658)	29%
__________
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.

Passenger segment

For the three months ended March 31, 2023 and 2022, Passenger net loss decreased by $0.4 million or 7%, from $(5.5) million in 2022 to $(5.1) million in 2023. The decrease is attributable primarily to a $2.1 million increase in Flight Profit, driven by the acquisition of Blade Europe and improved Flight Profit for Blade Canada, partially offset by increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the quarter due to seasonably low Flight Profit that did not cover fixed costs during this period, as expected. Increase in staff costs (partially due to the 2023 short term incentive plan) and in marketing costs were fully offset by decrease in professional fees (due to less legal and M&A fees in the current year period).

Passenger Adjusted EBITDA decreased by $0.4 million or (17)% from $(2.6) million in 2022 to $(3.1) million in 2023. The decrease is attributable to a $2.1 million increase in Flight Profit, driven by the acquisition of Blade Europe and improved Flight Profit for Blade Canada, which was more than offset by: (i) increased fixed costs related to the acquisition of Blade Europe which operated at a net loss during the quarter due to seasonably low Flight Profit that did not cover fixed costs during this period, as expected; (ii) increased staff costs, partially due to the 2023 short term incentive plan; and (iii) increased marketing costs.
Medical segment

For the three months ended March 31, 2023 and 2022, Medical net income increased by $1.1 million or 214%, from $0.5 million in 2022 to $1.6 million in 2023. The increase is attributable to a $2.1 million increase in Flight Profit due to higher revenue with the addition of new clients, growth within existing clients and organ transplant market growth, partially offset by a $1.0 million increase in fixed costs, primarily staff costs.

Medical Adjusted EBITDA increased by $0.9 million or 98%, from $1.0 million in 2022 to $1.9 million in 2023. The increase is attributable to $2.1 million increase in Flight Profit due to higher revenue with the addition of new clients, growth within existing clients and organ transplant market growth, partially offset by a $1.1 million increase in fixed costs excluding one time transactions, amortization and shares based compensation.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this segment results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measure discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. This includes Segment Adjusted EBITDA, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment net income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and / or items that management does not believe are reflective of our ongoing core operations (as shown in the table below).

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Passenger	Medical	Passenger	Medical
Segment net income (loss)	$(5,118)	$1,637	$(5,516)	$522

Reconciling items:
Depreciation and amortization	1,134	466	734	376
Stock-based compensation	360	116	426	53
Legal and regulatory advocacy fees(1)	423	—	1,747	—
Executive severance costs	146	—	—	—
Contingent consideration compensation (earn-out)(2)	—	(339)	—	—
Segment Adjusted EBITDA	$(3,055)	$1,880	$(2,609)	$951
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents a credit recorded in connection with the settlement of the equity-based portion of Trinity's contingent consideration that was paid in 2023 in respect of 2022 results.

Quarterly Disaggregated Revenue
The following table sets forth our unaudited quarterly disaggregated revenue by product line for each of the eight quarters leading up to the period ended March 31, 2023. These unaudited quarterly disaggregated revenue by product line have been prepared on the same basis as our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(in thousands)
Passenger Segment
Short Distance	$10,425	$9,418	$20,402	$10,963
Jet and Other	8,079	7,081	5,101	7,421
Total	$18,504	$16,499	$25,503	$18,384

Medical Segment
MediMobility Organ Transport	$26,767	$21,636	$20,219	$17,249
Total	$26,767	$21,636	$20,219	$17,249

Total Revenue	$45,271	$38,135	$45,722	$35,633

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(in thousands)
Passenger Segment
Short Distance	$4,203	$6,255	$13,403	$5,798
Jet and Other(1)	9,752	8,541	4,668	5,603
Total	$13,955	$14,796	$18,071	$11,401

Medical Segment
MediMobility Organ Transport(1)	$12,675	$9,822	$2,245	$1,550
Total	$12,675	$9,822	$2,245	$1,550

Total Revenue	$26,630	$24,618	$20,316	$12,951
__________
(1) Prior period amounts have been updated to conform to current period presentation.

Liquidity and Capital Resources
Sources of Liquidity
On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with Experience Investment Corp. (“EIC”) and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of March 31, 2023 and December 31, 2022, we had total liquidity of $176.9 million and $194.0 million, respectively, consisting of cash and cash equivalents of $41.7 million and $43.3 million, respectively, and short-term investments of $135.2 million and $150.7 million, respectively. In addition, as of March 31, 2023 and December 31, 2022, we had restricted cash of $2.1 million and $1.1 million, respectively. As of March 31, 2023, $135.2 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $176.9 million of total liquid funds as of March 31, 2023, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.

Liquidity Requirements
As of March 31, 2023, the Company had net working capital of $186.0 million, zero debt, cash and cash equivalents of $41.7 million and short-term investments of $135.2 million. The Company had net losses of $10.2 million and $11.0 million for the three months ended March 31, 2023 and 2022, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of March 31, 2023, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $9.2 million and $24.7 million for the years ending December 31, 2023 and 2024, respectively, $0.2 million and $16.5 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and nil and $11.8 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 8 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate leases with expected annual minimum lease payments of $1.5 million and $1.4 million for the years ending December 31, 2023 and 2024, respectively. See Note 3 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net cash used in operating activities	$(16,855)	$(10,065)
Net cash provided by investing activities	16,275	10,997
Net cash (used in) / provided by financing activities	(27)	16
Effect of foreign exchange rate changes on cash balances	3	3
Net increase (decrease) in cash and cash equivalents and restricted cash	(604)	951
Cash Used In Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $16.9 million, primarily driven by $9.5 million of cash used for working capital requirements and a net loss of $10.2 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $0.6 million, stock-based compensation expense of $3.2 million, depreciation and amortization of $1.7 million, realized loss of $0.1 million from the sale of short-term investments, $1.4 million non-cash accretion of interest income on held-to-maturity securities and deferred tax benefit of $0.2 million. The $9.5 million of cash used for working capital requirements was primarily driven by an increase in accounts receivable of $5.6 million (attributable to the rapid revenue growth in MediMobility Organ Transport), an increase in prepaid expenses and other current assets of $1.6 million (driven by prepayments to operators in connection with capacity purchase agreements) and a decrease in accounts payable and accrued expenses of $3.4 million (driven by the payment of the Trinity contingent consideration compensation and the 2022 short-term incentive plan), partially offset by an increase in deferred revenue of $1.1 million (driven by client prepayments).
For the three months ended March 31, 2022, net cash used in operating activities was $10.1 million, primarily driven by a $0.1 million cash benefit from working capital requirements and a net loss of $11.0 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $2.6 million, stock-based compensation expense of $2.1 million and depreciation and amortization of $1.1 million. The cash benefit from working capital requirements was primarily driven by increases in accounts payable and accrued expenses of $2.6 million and deferred revenue of $0.3 million, partially offset by increases in accounts receivable of $0.5 million, other non-current assets of $0.6 million and prepaid expenses and other current assets of $1.7 million.

Cash Provided by Investing Activities
For the three months ended March 31, 2023, net cash provided by investing activities was $16.3 million, driven by $16.0 million of proceeds from the sales of other short-term investments, $131.2 million of proceeds from maturities of held-to-maturity investments, partially offset by $130.1 million in purchases of held-to-maturity investments, $0.1 million in purchases of other short-term investments and $0.6 million in purchases of property and equipment (consisting of leasehold improvements, furniture and fixtures and vehicles).
For the three month ended March 31, 2022, net cash provided by investing activities was $11.0 million, driven by $11.7 million of proceeds from the sales of other short-term investments, partially offset by $0.4 million in purchases of property and equipment and $0.3 million in purchases of other short-term investments.
Cash (Used In) Provided by Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $27.0 thousand, primarily reflecting $0.1 million cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $54.0 thousand of proceeds from the exercise of stock options.

For the three months ended March 31, 2022, net cash provided by financing activities was $16.0 thousand, primarily reflecting proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies and estimates as of March 31, 2023.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

We determined that our internal control over financial reporting had the following material weaknesses:

•Management’s evaluation of the design effectiveness of internal controls to prevent or detect material misstatements or omissions has identified a large number of control deficiencies across all business processes including information technology (“IT”) general controls related to financially relevant IT applications. Although these deficiencies are not individually material in nature, in aggregate they constitute a material weakness; and
•The Company has not developed a formal framework that enables management to assess the operating effectiveness of internal controls over financial reporting including IT general controls related to financially relevant IT applications, specifically lacking evidential matter to support:
•Management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls; and
▪That the results of the controls tests were appropriately considered.

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

Notwithstanding these material weaknesses, management has concluded that the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

Management’s Plans for Remediation

The Company is remediating these material weaknesses as efficiently and effectively as possible, with the implementation in Q4 2022 of SOX compliance software to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting. This software is being used:
•To document specific remediation plans to address all identified key control design gaps and / or weaknesses and track implementation progress of these remediation plans; and
•To help ensure appropriate evidential matter is available to support management’s conclusion that controls tests were appropriately planned and performed to adequately assess the operating effectiveness of the controls and that the results of the controls tests were appropriately considered.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending March 31, 2023.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2023, pursuant to the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of September 2, 2021, by and among Blade Urban Air Mobility, Inc. (“BUAM”), our wholly owned subsidiary, and the other parties thereto, pursuant to which BUAM acquired Trinity Air Medical, Inc., and a related letter agreement, dated February 23, 2023, by and among BUAM and certain of the other parties to the Purchase Agreement, we issued an aggregate of 384,756 shares in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 4(a)(2) thereunder. The shares were issued to two former stockholders of Trinity Air Medical, Inc. in settlement of the equity-based portion of contingent consideration that was owed to them pursuant to the Purchase Agreement in respect of certain fiscal year 2022 results.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(3)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.1(4)	Nomination Rights Agreement, dated March 27, 2023, by and between the Company and RB Lift LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
(1)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on May 19, 2022.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(4)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on March 30, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: May 11, 2023	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2023	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)