Form 10-Q
period 2023-06-30
Blade Air Mobility, Inc.
filed 2023-08-09
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 74,114,889 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
\
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$37,348	$43,296
Restricted cash	2,045	1,127
Accounts receivable, net of allowance of $63 and $— at June 30, 2023 and December 31, 2022	22,525	10,877
Short-term investments	132,342	150,740
Prepaid expenses and other current assets	14,710	12,086
Total current assets	208,970	218,126

Non-current assets:
Property and equipment, net	2,909	2,037
Investment in joint venture	390	390
Intangible assets, net	43,933	46,365
Goodwill	39,797	39,445
Operating right-of-use asset	23,186	17,692
Other non-current assets	998	970
Total assets	$320,183	$325,025

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,879	$16,536
Deferred revenue	10,014	6,709
Operating lease liability, current	4,380	3,362
Total current liabilities	29,273	26,607

Non-current liabilities:
Warrant liability	8,979	7,083
Operating lease liability, long-term	19,833	14,970
Deferred tax liability	1,334	1,876
Total liabilities	59,419	50,536

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at June 30, 2023 and December 31, 2022. No shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 73,169,003 and 71,660,617 shares issued at June 30, 2023 and December 31, 2022, respectively.	7	7
Additional paid in capital	383,629	375,873
Accumulated other comprehensive income	3,230	2,287
Accumulated deficit	(126,102)	(103,678)
Total stockholders' equity	260,764	274,489

Total Liabilities and Stockholders' Equity	$320,183	$325,025
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$60,989	$35,633	$106,260	$62,263

Operating expenses
Cost of revenue	50,620	30,522	88,727	54,229
Software development	1,440	1,062	2,563	1,897
General and administrative	18,410	12,144	34,667	26,122
Selling and marketing	2,728	1,638	5,339	3,438
Total operating expenses	73,198	45,366	131,296	85,686

Loss from operations	(12,209)	(9,733)	(25,036)	(23,423)

Other non-operating (expense) income
Interest income, net	2,077	455	4,031	719
Change in fair value of warrant liabilities	(2,462)	19,266	(1,896)	21,816
Realized loss from sales of short-term investments	(14)	(1,576)	(95)	(1,712)
Total other non-operating (expense) income	(399)	18,145	2,040	20,823

(Loss) income before income taxes	(12,608)	8,412	(22,996)	(2,600)

Income tax benefit	(376)	—	(572)	—

Net (loss) income	$(12,232)	$8,412	$(22,424)	$(2,600)

Net (loss) income per share (Note 7):
Basic	$(0.17)	$0.11	$(0.31)	$(0.04)
Diluted	$(0.17)	$0.10	$(0.31)	$(0.04)
Weighted-average number of shares outstanding:
Basic	73,169,003	71,051,523	72,584,138	70,913,597
Diluted	73,169,003	78,497,356	72,584,138	70,913,597

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(12,232)	$8,412	$(22,424)	$(2,600)
Other comprehensive income:
Net unrealized investment income (losses)	10	(140)	39	(1,520)
Less: Reclassification adjustment for losses included currently in net (loss) income	13	1,576	64	1,712
Foreign currency translation adjustments for the period	(5)	77	840	318
Other comprehensive income	18	1,513	943	510
Comprehensive (loss) income	$(12,214)	$9,925	$(21,481)	$(2,090)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of April 1,2023	72,498,822	$7	$380,852	$3,212	$(113,870)	$270,201
Issuance of common stock upon settlement of restricted stock units	675,049	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	2,797	—	—	2,797
Shares withheld related to net share settlement	(4,868)	—	(20)	—	—	(20)
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(12,232)	(12,232)
Balances as of June 30, 2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764

Balances as of April 1,2022	70,845,636	$7	$370,794	$(1,901)	$(87,430)	$281,470
Issuance of common stock upon exercise of stock options	325,040	—	58	—	—	58
Issuance of common stock upon settlement of restricted stock units	356,376	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,844	—	—	1,844
Shares withheld related to net share settlement	(129,726)	—	(1,006)	—	—	(1,006)
Other comprehensive income	—	—	—	1,513	—	1,513
Net income	—	—	—	—	8,412	8,412
Balance as of June 30, 2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	300,785	—	54	—	—	54
Issuance of common stock upon settlement of restricted stock units	834,924	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	6,018	—	—	6,018
Shares withheld related to net share settlement	(12,079)	—	(101)	—	—	(101)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	943	—	943
Net loss	—	—	—	—	(22,424)	(22,424)
Balances as of June 30, 2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764

Balance as of January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	440,143	—	79	—	—	79
Issuance of common stock upon settlement of restricted stock units	422,341	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,942	—	—	3,942
Shares withheld related to net share settlement	(132,539)	—	(1,011)	—	—	(1,011)
Other comprehensive income	—	—	—	510	—	510
Net loss	—	—	—	—	(2,600)	(2,600)
Balances as of June 30, 2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(22,424)	$(2,600)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	3,462	2,300
Stock-based compensation	6,018	3,942
Change in fair value of warrant liabilities	1,896	(21,816)
Realized loss from sales of short-term investments	95	1,712
Realized foreign exchange loss/(gain)	5	(5)
Accretion of interest income on held-to-maturity securities	(3,024)	—
Deferred tax benefit	(572)	—
Loss on disposal of property and equipment	—	65
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,625)	(3,902)
Accounts receivable	(11,630)	(4,124)
Other non-current assets	(24)	(1,152)
Operating right-of-use assets/lease liabilities	377	106
Accounts payable and accrued expenses	87	1,275
Deferred revenue	3,307	2,524
Net cash used in operating activities	(25,052)	(21,675)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,390)	(626)
Purchase of short-term investments	(135)	(453)
Proceeds from sales of short-term investments	20,532	208,700
Purchase of held-to-maturity investments	(130,145)	—
Proceeds from maturities of held-to-maturity investments	131,187	—
Net cash provided by investing activities	20,049	207,621

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	54	79
Taxes paid related to net share settlement of equity awards	(101)	(1,011)
Net cash used in financing activities	(47)	(932)

Effect of foreign exchange rate changes on cash balances	20	7
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,030)	185,021
Cash and cash equivalents and restricted cash - beginning	44,423	3,225
Cash and cash equivalents and restricted cash - ending	$39,393	$188,246

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$37,348	$186,556
Restricted cash	2,045	1,690
Total	$39,393	$188,246

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$7,312	$5,871

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”), headquartered in New York, New York, is a technology-powered, global air mobility platform that provides consumers with a cost effective and time efficient alternative to ground transportation for congested routes. Blade’s Passenger reporting segment arranges charter and by-the-seat flights using helicopters, jets, turboprops, and amphibious seaplanes operating in various locations throughout the United States and abroad. Blade’s Medical reporting segment arranges air medical transportation of human organs in the United States, providing end-to-end logistics for transplant centers and organ procurement organizations utilizing helicopters, jets, turboprops and ground vehicles. Blade’s platform utilizes an asset-light business model, providing transportation to its customers through a network of contracted aircraft operators. Blade does not own or operate aircraft.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance at June 30, 2023 and December 31, 2022 was $132,342 and $130,382, respectively. The market value of the held-to-maturity securities at June 30, 2023 and December 31, 2022 was $132,318 and $130,352, respectively.

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. As of June 30, 2023, other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the net asset value practical expedient. The other short-term investments balance at June 30, 2023 and December 31, 2022 was $— and $20,358, respectively. The cost of other short-term investments at June 30, 2023 and December 31, 2022 was $— and $20,460, respectively.

Accounts Receivable and Allowances for Expected Credit Losses

Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport customers, which are large hospitals that receive terms for payment. The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We have determined our allowance for expected credit losses based on a specific evaluation of individual receivables and an analysis

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

of past default experience for remaining receivables. We have historically not experienced significant losses on our receivables. We generally do not require customers to provide collateral for purchases. During the six months ended June 30, 2023, the Company recorded an allowance for credit losses of $63 for potential uncollectible accounts.

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
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of June 30, 2023 and December 31, 2022, the Company's contract liability balance was $10,014 and $6,709, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The Company recognizes revenue for expired customer credits and gift cards upon expiration.

The table below presents a roll forward of the contract liability balance:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$6,709	$5,976
Additions	34,830	36,662
Revenue recognized	(31,525)	(34,138)
Balance, end of period	$10,014	$8,500
For the six months ended June 30, 2023, the Company recognized $3,405 of revenue that was included in the contract liability balance as of January 1, 2023. For the six months ended June 30, 2022, the Company recognized $3,603 of revenue that was included in the contract liability balance as of January 1, 2022.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger Segment
Short Distance	$19,184	$10,963	$29,609	$15,166
Jet and Other	7,406	7,421	15,485	17,173
Total	$26,590	$18,384	$45,094	$32,339

Medical Segment
MediMobility Organ Transport	$34,399	$17,249	$61,166	$29,924
Total	$34,399	$17,249	$61,166	$29,924

Total Revenue	$60,989	$35,633	$106,260	$62,263

Note 3 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain capacity purchase agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a capacity purchase agreement would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
During the six months ended June 30, 2023, the Company has added the following leases in accordance with ASC 842, the details of which are discussed as follows.

A CPA for three aircraft became effective in February 2023 for a three-year term ending February 14, 2026 (previous term was less than one year). In case of early termination by Blade, a one-year revenue guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

A CPA for seven aircraft was restated and amended in March 2023 for an additional two years for a total five-year term, ending March 31, 2028 (previous term was for three-years ending March 31, 2025 for six aircraft). Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination a one-year flight hour guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

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

See Note 8, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	June 30, 2023	December 31, 2022
Operating leases:
Operating right-of-use asset	$23,186	$17,692
Operating lease liability, current	4,380	3,362
Operating lease liability, long-term	19,833	14,970

As of June 30, 2023, included in the table above is $20,691, $2,729 and $18,921 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2022, included in the table above is $14,916, $1,748 and $13,705 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Short-term lease cost	$126	$59	$220	$97
Operating lease cost	494	227	961	410
Operating lease cost - Cost of revenue	1,150	250	2,140	250
Total	$1,770	$536	$3,321	$757
Operating lease costs related to aircraft leases that are embedded within capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

June 30, 2023
Weighted-average discount rate – operating lease	9.10%
Weighted-average remaining lease term – operating lease (in years)	6.7

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of June 30, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2023	$3,275
2024	6,189
2025	5,030
2026	3,997
2027	3,857
Thereafter	10,597
Total future minimum lease payments, undiscounted	32,945
Less: Imputed interest for leases in excess of one year	(8,732)
Present value of future minimum lease payments	$24,213
Note 4 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2023	7,603,864	$0.19	$0.21	4.6	$25,795
Granted	—	—	—
Exercised	(300,785)	0.18	0.24
Forfeited	—	—	—
Outstanding – June 30, 2023	7,303,079	$0.19	$0.21	4.1	$27,402
Exercisable as of June 30, 2023	7,303,079	$0.19	$0.21	4.1	$27,402
For the three months ended June 30, 2023 and 2022, the Company recorded no stock option expense. As of June 30, 2023, there are no remaining stock options subject to amortization.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Restricted Stock

During the three months ended June 30, 2023, the Company granted an aggregate of 97,846 of the Company's restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and service providers under the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. The Company's current default tax withholding method for the vesting of RSUs is the sell-to-cover method, under which shares with a market value equivalent to the estimated tax withholding obligation are withheld from the holder of the RSUs upon vesting and sold on behalf of such holder to cover their applicable tax withholding liability, and the cash proceeds from such sales are then remitted by the Company to the applicable tax authorities. This approach is used for the vesting of RSUs held by the majority of the Company’s employees, including all of the Company’s Section 16 “officers” as defined by Section 16 of the Securities and Exchange Act of 1934, as amended.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	7,466,636	$5.52
Granted	275,235	3.11
Vested	(834,924)	6.61
Forfeited	(126,283)	5.77
Non-vested – June 30, 2023	6,780,664	$5.29
As of June 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $29,480 and will be recognized over a weighted average period of 3.1 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Software development	$293	$254	$461	$529
General and administrative(1)	2,376	1,495	5,012	3,218
Selling and marketing	128	95	206	195
Total stock-based compensation expense	$2,797	$1,844	$5,679	$3,942
________
(1) For the six months ended June 30, 2023, the Company included a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration related to the acquisition of Trinity Air Medical, Inc. that was paid in the first quarter of 2023 in respect of 2022 results.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The CODM evaluates the performance of the segments and allocates resources primarily based on their respective revenue, Flight Profit and Flight Margins. Flight Profit is defined as revenue less cost of revenue. Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, ROU asset amortization and internal costs incurred in generating ground transportation revenue using the Company’s owned cars. Flight Margin for a period is defined as Flight Profit for the period divided by revenue for the same period. The CODM does not evaluate operating segments or allocate resources using asset information and, accordingly, asset information by segment is not presented herein.

The following table reflects certain financial data of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment revenue
Passenger	$26,590	$18,384	$45,094	$32,339
Medical	34,399	17,249	61,166	29,924
Total revenue	$60,989	$35,633	$106,260	$62,263

Segment Flight Profit
Passenger	$4,642	$2,478	$7,454	$3,167
Medical	5,727	2,633	10,079	4,867
Total Flight Profit	$10,369	$5,111	$17,533	$8,034
Reconciling items:
All other operating costs(1)	(22,578)	(14,844)	(42,569)	(31,457)
Loss from operations	$(12,209)	$(9,733)	$(25,036)	$(23,423)

Segment net income (loss)
Passenger	$(3,837)	$(2,326)	$(8,955)	$(7,842)
Medical	(497)	694	1,140	1,216
Net loss from reportable segments	(4,334)	(1,632)	(7,815)	(6,626)
Unallocated corporate costs & software development(2)	(7,875)	(8,101)	(17,221)	(16,797)
Other non-operating income	(399)	18,145	2,040	20,823
Loss before income taxes	$(12,608)	$8,412	$(22,996)	$(2,600)

Segment Flight Margin
Passenger	17.5%	13.5%	16.5%	9.8%
Medical	16.6%	15.3%	16.5%	16.3%
Total Flight Margin	17.0%	14.3%	16.5%	12.9%

			June 30, 2023	December 31, 2022
Goodwill
Passenger			$26,469	$26,117
Medical			13,328	13,328
Total goodwill			$39,797	$39,445
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
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
United States	$51,991	$33,103	$89,990	$57,946
Other	8,998	2,530	16,270	4,317
Total revenue	$60,989	$35,633	$106,260	$62,263

			June 30, 2023	December 31, 2022
Long-lived assets
United States			$13,320	$7,195
Other			12,775	12,534
Total long-lived assets			$26,095	$19,729
Note 6 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.

For the three months ended June 30, 2023 and 2022, income tax benefit was $376 and $—, respectively. For the six months ended June 30, 2023 and 2022, income tax benefit was $572 and $—, respectively. The tax benefit in the 2023 period is attributable to Blade France. The difference in the tax benefit in the 2023 period compared to the 2022 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S. and Canada net operating losses.
Note 7 – Net Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options, restricted shares, and warrants.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

A reconciliation of net earnings (loss) and common stock share amounts used in the computation of basic and diluted earnings (loss) per common share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and dilutive earnings (loss) per common share:
Net income (loss) attributable to Blade Air Mobility, Inc.	$(12,232)	$8,412	$(22,424)	$(2,600)
Less: Undistributed earnings allocated to nonvested restricted stockholders	—	(256)	—	—
Basic net earnings (loss) available to common stockholders	(12,232)	8,156	(22,424)	(2,600)
Add: Undistributed earnings allocated to nonvested restricted stockholders	—	256	—	—
Less: Reallocation of undistributed loss to nonvested restricted stockholders	—	(233)	—	—
Diluted net earnings (loss) available to common stockholders	(12,232)	$8,179	$(22,424)	$(2,600)

Total weighted-average basic common shares outstanding	73,169,003	71,051,523	72,584,138	70,913,597
Effect of dilutive securities:
Stock options	—	7,445,833	—	—
Total effect of dilutive securities	—	7,445,833	—	—
Total weighted-average diluted common shares outstanding	73,169,003	78,497,356	72,584,138	70,913,597

Net (loss) earnings per common share:
Basic earnings (loss) per common share	$(0.17)	$0.11	$(0.31)	$(0.04)
Dilutive earnings (loss) per common share	$(0.17)	$0.10	$(0.31)	$(0.04)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per common share for the three and six months ended June 30, 2023 and 2022 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	7,303,079	—	7,303,079	7,644,533
Restricted shares of common stock	6,780,664	1,051,549	6,780,664	2,354,229
Total potentially dilutive securities	28,250,387	15,218,193	28,250,387	24,165,406
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
As of June 30, 2023, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 3 – Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
Remainder of 2023	$8,892	$2,711	$2,711
2024	18,876	10,780	3,733
2025	21,119	13,024	2,524
2026	19,784	11,689	1,189
2027	18,595	10,500	—
2028	18,595	10,500	—
2029 - 2032 (each year)	8,095	—	—
__________
(1) Within total unfulfilled obligation, the following amounts are where Blade has the ability for immediate termination if a government authority enacts travel restrictions.
(2) Within total unfulfilled obligation, the following amounts are where Blade could terminate for convenience upon 30 or 60 days’ notice, with a one-year annual minimum guarantee being pro-rated as of the termination date.

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2023, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

In July 2022, Trinity Air Medical, LLC, a wholly owned subsidiary of Blade Urban Air Mobility, Inc., received a federal grand jury subpoena seeking records related to the provision of transplant transportation services. On August 2, 2023, the Company received notice that the grand jury investigation into the transplant transportation services industry has been closed and that the Company is no longer bound by the obligations placed on it by the subpoena.

Contingent Consideration Compensation (earn-out)

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. In connection with the Trinity acquisition, potential earn-out payments may be made contingent upon Trinity’s achievement of an EBITDA target for the year 2023. The earn-out is calculated and is to be paid in the beginning of the calendar year 2024. The sellers are eligible for the earn-out only while employed with the Company, classifying it as compensation expense. At least 70% of the payment is required to be made in cash. For the six months ended June 30, 2023, the Company included an estimate of $3,000 in connection with Trinity’s contingent consideration compensation (earn-out) with a corresponding amount within accounts payable and accrued expenses, the expected final payment is evenly recognized throughout the year as the sellers render their services.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2023	December 31, 2022
Warrant liabilities - Public Warrants	1	$5,810	$4,583
Warrant liabilities - Private Warrants	2	3,169	2,500
Fair value of aggregate warrant liabilities		$8,979	$7,083

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
The Public Warrants are considered part of Level 1 of the fair value hierarchy, as those securities are traded on an active public market. At May 7, 2021 and thereafter, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2023	$4,583	$2,500	$7,083
Change in fair value of warrant liabilities	1,227	669	1,896
Fair value as of June 30, 2023	$5,810	$3,169	$8,979
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

Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Seats flown – all passenger flights	41,637	28,241	70,187	46,735

We define “Seats flown — all passenger flights” (Seats Flown) as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term consumer-facing strategy is primarily focused on growth in by-the-seat products, and we believe that Seats Flown is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; growth in these areas is captured by Seats Flown, but has less impact on revenue, which is heavily influenced by the Jet and Other product lines where we typically fly fewer passengers over long distances at a high price. We believe the Seats Flown metric is useful to investors in understanding the overall scale of our Passenger segment and trends in the number of passengers paying to use our service.
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
Development, approval and acceptance of EVA for commercial service
We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertiports in our existing and new markets. However, manufacturers, individual operators that will purchase EVA, and pilots must receive requisite approvals from federal transportation authorities before EVA can fly passengers. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$60,989	$35,633	$106,260	$62,263

Operating expenses
Cost of revenue	50,620	30,522	88,727	54,229
Software development	1,440	1,062	2,563	1,897
General and administrative	18,410	12,144	34,667	26,122
Selling and marketing	2,728	1,638	5,339	3,438
Total operating expenses	73,198	45,366	131,296	85,686

Loss from operations	(12,209)	(9,733)	(25,036)	(23,423)

Other non-operating (expense) income
Interest income, net	2,077	455	4,031	719
Change in fair value of warrant liabilities	(2,462)	19,266	(1,896)	21,816
Realized loss from sales of short-term investments	(14)	(1,576)	(95)	(1,712)
Total other non-operating (expense) income	(399)	18,145	2,040	20,823

(Loss) income before income taxes	(12,608)	8,412	(22,996)	(2,600)

Income tax benefit	(376)	—	(572)	—

Net (loss) income	$(12,232)	$8,412	$(22,424)	$(2,600)

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$19,184	$10,963	75%	$29,609	$15,166	95%
Jet and Other	7,406	7,421	—%	15,485	17,173	(10)%
MediMobility Organ Transport	34,399	17,249	99%	61,166	29,924	104%
Total Revenue	$60,989	$35,633	71%	$106,260	$62,263	71%

Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, revenue increased by $25.4 million or 71%, from $35.6 million in 2022 to $61.0 million in 2023.
Short Distance revenue increased by $8.2 million or 75%, from $11.0 million in 2022 to $19.2 million in 2023. Growth in Short Distance was primarily driven by the acquisition of Blade Europe in September 2022, increased passenger volumes and average seat pricing for our New York by-the-seat airport transfer products, increased volumes of Northeast helicopter charters and growth in our Northeast commuter products.
Jet and Other revenue was flat year over year at $7.4 million as an increase in jet charter volume was offset by lower average pricing per trip.

MediMobility Organ Transport revenue increased by $17.2 million or 99% from $17.2 million in 2022 to $34.4 million in 2023. Growth in MediMobility Organ Transport was driven by the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, revenue increased by $44.0 million or 71%, from $62.3 million in 2022 to $106.3 million in 2023.
Short Distance revenue increased by $14.4 million or 95% from $15.2 million in 2022 to $29.6 million in 2023. Growth in Short Distance revenue was primarily driven by the acquisition of Blade Europe in September 2022, increased passenger volumes and average seat pricing for our New York by-the-seat airport transfer products, increased volumes of Northeast helicopter charters and growth in our Northeast commuter products.

Jet and Other revenue decreased by $(1.7) million or (10)% from $17.2 million in 2022 to $15.5 million in 2023. The decline was driven by lower average jet charter trip pricing, which more than offset a slight increase in jet charter volumes.
MediMobility Organ Transport revenue increased by $31.2 million or 104% from $29.9 million in 2022 to $61.2 million in 2023. Growth in MediMobility Organ Transport was driven by the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$50,620	$30,522	66%	$88,727	$54,229	64%
Percentage of revenue	83%	86%		83%	87%
Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, cost of revenue increased by $20.1 million, or 66%, from $30.5 million during 2022 to $50.6 million in 2023 driven by increased flight volume and an increase in the average price per trip.

Cost of revenue as a percentage of revenues decreased by 3 percentage points from 86% in 2022 to 83% in 2023. This change is attributable primarily to (i) increased use of dedicated aircraft in our MediMobility business line, which results in lower costs; (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our Short Distance and Medical products; (iii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; and (iv) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing.
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, cost of revenue increased by $34.5 million or 64%, from $54.2 million during 2022 to $88.7 million during 2023 driven by increased flight volume and an increase in the average price per trip.
Cost of revenue as a percentage of revenues decreased by 4 percentage points from 87% in 2022 to 83% in 2023, attributable primarily to (i) increased use of dedicated aircraft in our MediMobility business line, which results in lower costs; (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our Short Distance and Medical products; (iii) higher passenger utilization at Blade Canada in the current year period, compared with the six months ended June 30, 2022 which was negatively impacted by the COVID-19 Omicron variant; and (iv) improved pricing and utilization in our New York by-the-seat Airport Transfer product.
Software Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Software development	$1,440	1,062	36%	$2,563	1,897	35%
Percentage of revenue	2%	3%		2%	3%
Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, software development costs increased by $0.4 million, or 36%, from $1.1 million during 2022 to $1.4 million in 2023, attributable primarily to (i) a $0.2 million increase in consulting costs related to improvements to our organ transportation software platform and internationalization work for our passenger software platform; and (ii) $0.2 million of severance and other staff costs.
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, software development costs increased by $0.7 million, or 35%, from $1.9 million during 2022 to $2.6 million during 2023, attributable primarily to (i) a $0.6 million increase in consulting costs related to improvements to our organ transportation software platform and internationalization work for our passenger software platform; (ii) a $0.2 million increase for accruals related to our short term incentive plan for the year 2023; and (iii) $0.1 million of severance expenses, partially offset by a $0.2 million decrease in staff costs and stock-based compensation.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
General and administrative	$18,410	$12,144	52%	$34,667	$26,122	33%
Percentage of revenue	30%	34%		33%	42%
Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, general and administrative expense increased by $6.3 million, or 52%, from $12.1 million during 2022 to $18.4 million in 2023.

The primary drivers of the net increase were: (i) a $3.6 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Blade Europe (September 2022); (ii) a $3.0 million increase attributable to an estimate of contingent consideration compensation (earn-out) in connection with the Trinity acquisition calculated based on expected 2023 performance, which will be paid in 2024 (see Note 8 - “Commitments and Contingencies” to the consolidated financial statements included herein); (iii) a $0.8 million increase in intangibles amortization costs as a result of our acquisition of Blade Europe, which did not exist in the prior year period; (iv) a $0.3 million increase in credit card processing fees (correlated with higher revenue); and (v) a $0.2 million increase in rent and lease costs attributable to new leases; those increases were partially offset by $1.7 million decrease in corporate costs (professional fees and insurance costs).
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, general and administrative expense increased by $8.5 million or 33%, from $26.1 million during 2022 to $34.7 million in 2023.

The primary drivers of the net increase were: (i) a $6.9 million increase in staff costs attributable to new hires in order to support our significant growth, both organically and through our acquisition of Blade Europe (September 2022); (ii) a $3.0 million increase attributable to an estimate of contingent consideration compensation (earn-out) in connection with the Trinity acquisition calculated based on expected 2023 performance, which will be paid in 2024 (see Note 8 - “Commitments and Contingencies” to the consolidated financial statements included herein); (iii) a $1.2 million increase in intangibles amortization costs (primarily as a result of our acquisition of Blade Europe, which did not exist in the prior year period); (iv) a $0.7 million increase across various general and administrative items in line with the company’s growth and geographical expansion; and (v) a $0.6 million increase in rent and lease costs attributable to new leases; those increases were partially offset by a $3.8 million decrease in corporate costs (professional fees and insurance costs).
Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Selling and marketing	$2,728	$1,638	67%	$5,339	$3,438	55%
Percentage of revenue	4%	5%		5%	6%
Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, selling and marketing expense increased by $1.1 million, or 67%, from $1.6 million during 2022 to $2.7 million in 2023. The increase is attributable primarily to: (i) a $0.6 million increase in sales commissions attributable to MediMobility Organ Transport revenue growth from new clients, and to Blade Europe (which was acquired after prior year period) where certain hotels earn commissions for facilitating transactions; (ii) a $0.3 million increase in staff costs due to increased headcount; and (iii) a $0.2 million increase in events and other marketing expenses.
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, selling and marketing expense increased by $1.9 million, or 55%, from $3.4 million during 2022 to $5.3 million in 2023. The increase is attributable primarily to: (i) a $0.8 million increase in sales commissions attributable mainly to high MediMobility Organ Transport revenue growth from new clients; (ii) a $0.6 million increase in staff costs due to increased headcount; and (iii) $0.4 million increase in media, events and other marketing expenses.

Other non-operating (expense) income

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Interest income, net	$2,077	$455		$4,031	$719
Change in fair value of warrant liabilities	(2,462)	19,266		(1,896)	21,816
Realized loss from sales of short-term investments	(14)	(1,576)		(95)	(1,712)
Total other non-operating (expense) income	$(399)	$18,145	(102)%	$2,040	$20,823	(90)%

Comparison of the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023, total other non-operating expense consisted of: (i) $2.1 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; and (ii) $2.5 million non-cash expense due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, total other non-operating income consists of: (i) $4.0 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; (ii) $1.9 million non-cash expense due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and (iii) a $0.1 million realized loss from sale of short-term investments.

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

Segment Revenue, Segment Flight Profit and Segment Flight Margin
The following table presents our segment results for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$26,590	$18,384	45%	$45,094	$32,339	39%
Medical	34,399	17,249	99%	61,166	29,924	104%
Total revenue	$60,989	$35,633	71%	$106,260	$62,263	71%

Segment Flight Profit
Passenger	$4,642	$2,478	87%	$7,454	$3,167	135%
Medical	5,727	2,633	118%	10,079	4,867	107%
Total Flight Profit	$10,369	$5,111	103%	$17,533	$8,034	118%

Segment Flight Margin
Passenger	17.5%	13.5%		16.5%	9.8%
Medical	16.6%	15.3%		16.5%	16.3%
Total Flight Margin	17.0%	14.3%		16.5%	12.9%

Passenger segment

For the three months ended June 30, 2023 and 2022, Passenger revenue increased by $8.2 million or 45%, from $18.4 million in 2022 to $26.6 million in 2023. The increase was attributable to a $8.2 million increase in Short Distance . Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended June 30, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $2.2 million or 87% for the three months ended June 30, 2023, from $2.5 million in the same period of 2022 to $4.6 million in 2023. The increase was attributable primarily to the acquisition of Blade Europe in September 2022, increased passenger volumes and average seat pricing for our New York by-the-seat airport transfer products, increased volumes of Northeast helicopter charters and growth in our Northeast commuter products.

Passenger Flight Margin increased from 13.5% in the three months ended June 30, 2022 to 17.5% in the same period in 2023. The increase was attributable primarily to: (i) the acquisition of Blade Europe, which operates at a higher average Flight Profit compared with the Passenger average; (ii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; and (iii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing.
For the six months ended June 30, 2023 and 2022, Passenger revenue increased by $12.8 million or 39%, from $32.3 million in 2022 to $45.1 million in 2023. The increase was attributable to a $14.4 million increase in Short Distance partially offset by a decrease of $1.7 million in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $4.3 million or 135% for the six months ended June 30, 2023, from $3.2 million in the same period of 2022 to $7.5 million in 2023. The increase was attributable primarily to the acquisition of Blade Europe in September 2022, increased passenger volumes and average seat pricing for our New York by-the-seat airport transfer products, increased volumes of Northeast helicopter charters and growth in our Northeast commuter products.

Passenger Flight Margin increased from 9.8% in the six months ended June 30, 2022 to 16.5% in the same period in 2023. The increase was attributable primarily to: (i) the acquisition of Blade Europe, which operates at a higher Flight Profit compared with our Passenger average; (ii) higher passenger utilization at Blade Canada in the current year period, compared with the six months ended June 30, 2022 which was negatively impacted by the COVID-19 Omicron variant; (iii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; and (iv) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing.

Medical segment

For the three months ended June 30, 2023 and 2022, Medical revenue increased by $17.2 million or 99%, from $17.2 million in 2022 to $34.4 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended June 30, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $3.1 million or 118% for the three months ended June 30, 2023, from $2.6 million in the same period of 2022 to $5.7 million in 2023. The increase was attributable primarily to increased revenue from new and existing clients.

Medical Flight Margin increased from 15.3% in the three months ended June 30, 2022 to 16.6% in the same period in 2023. The increase was attributable primarily to increased utilization of dedicated aircraft.

For the six months ended June 30, 2023 and 2022, Medical revenue increased by $31.2 million or 104%, from $29.9 million in 2022 to $61.2 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $5.2 million or 107% for the six months ended June 30, 2023, from $4.9 million in the same period of 2022 to $10.1 million in 2023. The increase was attributable primarily to increased revenue from new and existing clients.

Medical Flight Margin increased from 16.3% in the six months ended June 30, 2022 to 16.5% in the same period in 2023. The increase was attributable primarily to increased utilization of dedicated aircraft.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment net income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and/or items that management does not believe are reflective of our ongoing core operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Segment net income (loss)
Passenger	$(3,837)	$(2,326)	(65)%	$(8,955)	$(7,842)	(14)%
Medical	(497)	694	(172)%	1,140	1,216	(6)%
Total segment net loss	$(4,334)	$(1,632)	(166)%	$(7,815)	$(6,626)	(18)%

Segment Adjusted EBITDA(1)
Passenger	$(2,075)	$(1,085)	(91)%	$(5,130)	$(3,694)	(39)%
Medical	3,023	1,113	172%	4,903	2,064	138%
Total segment Adjusted EBITDA	$948	$28	3,286%	$(227)	$(1,630)	86%
__________
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.

Passenger segment

For the three months ended June 30, 2023 and 2022, Passenger net loss increased by $(1.5) million or (65)%, from $(2.3) million in 2022 to $(3.8) million in 2023. The increase is attributable primarily to increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the quarter.

Passenger Adjusted EBITDA decreased by $(1.0) million or (91)% for the three months ended June 30, 2023 from $(1.1) million in the same period of 2022 to $(2.1) million in 2023. The decrease is attributable to increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the quarter.

For the six months ended June 30, 2023 and 2022, Passenger net loss increased by $1.1 million or (14)%, from $(7.8) million in 2022 to $(9.0) million in 2023. The increase is attributable primarily to increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the period due to seasonally low Flight Profit that did not cover fixed costs during this period, this was partially offset by a $1.5 million decrease in legal and regulatory advisory fees incurred in the prior year period.

Passenger Adjusted EBITDA decreased by $1.4 million or (39)% for the six months ended June 30, 2023 from $(3.7) million in the same period of 2022 to $(5.1) million in 2023. The decrease is attributable primarily to increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the period due to seasonally low Flight Profit that did not cover fixed costs during this period.

Medical segment

For the three months ended June 30, 2023 and 2022, Medical net income decreased by $1.2 million or (172)%, from $0.7 million in 2022 to $(0.5) million in 2023. The decrease is attributable to a $1.3 million increase in fixed costs, primarily staff costs in order to support the higher activity and a $3.0 million contingent consideration compensation (earn-out) expense in connection with the Trinity acquisition based on expected 2023 performance; partially offset by a $3.1 million increase in Flight Profit due to higher revenue driven by the addition of new clients, growth within existing clients and organ transplant market growth, along with higher flight margin (16.6% vs 15.3%) primarily due to utilizing more dedicated aircraft.

Medical Adjusted EBITDA increased by $1.9 million or 172%, for the three months ended June 30, 2023 from $1.1 million in the same period of 2022 to $3.0 million in 2023. The increase is attributable to a $3.1 million increase in Flight Profit due to higher revenue driven by the addition of new clients, growth within existing clients and organ transplant market growth, along with higher flight margin (16.6% vs 15.3%) due to utilizing more dedicated aircraft, partially offset by a $1.2 million increase in fixed costs, primarily staff costs in order to support the higher activity.

For the six months ended June 30, 2023 and 2022, Medical net income decreased by $0.1 million or (6)%, from $1.2 million in 2022 to $1.1 million in 2023. The decrease is attributable to a $3.0 million contingent consideration compensation (earn-out) expense in connection with the Trinity acquisition based on expected 2023 performance and a $2.3 million increase in fixed costs, primarily staff costs in order to support the higher activity, those increases offset by a $5.2 million increase in Flight Profit due to higher revenue driven by the addition of new clients, growth within existing clients and organ transplant market growth.

Medical Adjusted EBITDA increased by $2.8 million or 138%, for the six months ended June 30, 2023 from $2.1 million in same period of 2022 to $4.9 million in 2023. The increase is attributable to $5.2 million increase in Flight Profit due to higher revenue driven by the addition of new clients, growth within existing clients and organ transplant market growth, partially offset by a $2.4 million increase in fixed costs, primarily staff costs in order to support the higher activity.

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

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Passenger	Medical	Passenger	Medical
	(in thousands)
Segment net income (loss)	$(3,837)	$(497)	$(2,326)	$694

Reconciling items:
Depreciation and amortization	1,363	397	744	374
Stock-based compensation	352	123	333	45
Legal and regulatory advocacy fees(1)	—	—	164	—
Executive severance costs	47	—	—	—
Contingent consideration compensation (earn-out)(2)	—	3,000	—	—
Segment Adjusted EBITDA	$(2,075)	$3,023	$(1,085)	$1,113
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents contingent consideration compensation of $3,000 in connection with the Trinity acquisition in respect of 2023 results, 2023 is the last year subject to earn out payment.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Passenger	Medical	Passenger	Medical
	(in thousands)
Segment net (loss) income	$(8,955)	$1,140	$(7,842)	$1,216

Reconciling items:
Depreciation and amortization	2,497	863	1,478	750
Stock-based compensation	712	239	759	98
Legal and regulatory advocacy fees(1)	423	—	1,911	—
Executive severance costs	193	—	—	—
Contingent consideration compensation (earn-out)(2)	—	2,661	—	—
Segment Adjusted EBITDA	$(5,130)	$4,903	$(3,694)	$2,064
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents contingent consideration compensation of $3,000 in connection with the Trinity acquisition in respect of 2023 results and a $339 credit recorded in connection with the settlement of the equity-based portion of Trinity's contingent consideration that was paid in the first quarter of 2023 in respect of 2022 results. 2023 is the last year subject to earn out payment.

Liquidity and Capital Resources
Sources of Liquidity
On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with Experience Investment Corp. (“EIC”) and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of June 30, 2023 and December 31, 2022, we had total liquidity of $169.6 million and $194.0 million, respectively, consisting of cash and cash equivalents of $37.3 million and $43.3 million, respectively, and short-term investments of $132.3 million and $150.7 million, respectively. In addition, as of June 30, 2023 and December 31, 2022, we had restricted cash of $2.0 million and $1.1 million, respectively. As of June 30, 2023, $132.3 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $169.6 million of total liquid funds as of June 30, 2023, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of June 30, 2023, the Company had net working capital of $179.7 million, zero debt, cash and cash equivalents of $37.3 million and short-term investments of $132.3 million. The Company had net losses of $22.4 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of June 30, 2023, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $8.9 million and $18.9 million for the years ending December 31, 2023 and 2024, respectively. $2.7 million and $10.8 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $2.7 million and $3.7 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 8 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $1.0 million and $1.5 million for the years ending December 31, 2023 and 2024, respectively. See Note 3 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

In addition, as of June 30, 2023, the Company anticipates an earn-out of approximately $6.0 million for the year ending December 31, 2023 in connection with the Trinity acquisition to be paid in 2024 in respect of 2023 results. See “—Contingent Consideration Compensation (earn-out)” within Note 8 to the unaudited interim condensed consolidated financial statements for additional information.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,052)	$(21,675)
Net cash provided by investing activities	20,049	207,621
Net cash used in financing activities	(47)	(932)
Effect of foreign exchange rate changes on cash balances	20	7
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,030)	185,021

Cash Used In Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $25.1 million, primarily driven by $10.5 million of cash used for working capital requirements and a net loss of $22.4 million, adjusted for non-cash items consisting of loss from change in fair value of warrant liabilities of $1.9 million, stock-based compensation expense of $6.0 million, depreciation and amortization of $3.5 million, realized loss of $0.1 million from the sale of short-term investments, $3.0 million non-cash accretion of interest income on held-to-maturity securities and deferred tax benefit of $0.6 million. The $10.5 million of cash used for working capital requirements was primarily driven by an increase in accounts receivable of $11.6 million (attributable to the rapid revenue growth in MediMobility Organ Transport), an increase in prepaid expenses and other current assets of $2.6 million (driven by prepayments to operators in connection with capacity purchase agreements) and a decrease in accounts payable and accrued expenses of $0.1 million, partially offset by an increase in deferred revenue of $3.3 million (driven by client prepayments).
For the six months ended June 30, 2022, net cash used in operating activities was $21.7 million, primarily driven by a $5.3 million cash used for working capital requirements and a net loss of $2.6 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $21.8 million, stock-based compensation expense of $3.9 million and depreciation and amortization of $2.3 million and realized loss of $1.7 million from the sale of short-term investments. The $5.3 million cash used for working capital requirements was primarily driven by increases in accounts receivable of $4.1 million due to the rapid growth in MediMobility Organ Transport, an increase in prepaid expenses and other current assets of $3.9 million driven by prepayments to operators in connection with new capacity purchase agreements and an increase in other non-current assets of $1.1 million driven by an office lease deposit. Those increases were partially offset by an increase in deferred revenue of $2.5 million driven by client prepayments and an increase in accounts payable and accrued expenses of $1.3 million.
Cash Provided by Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities was $20.0 million, driven by $20.5 million of proceeds from the sales of other short-term investments, $131.2 million of proceeds from maturities of held-to-maturity investments, partially offset by $130.1 million in purchases of held-to-maturity investments, $0.1 million in purchases of other short-term investments and $1.4 million in purchases of property and equipment (consisting of leasehold improvements, furniture and fixtures (for lounges used by the Passengers segment) and vehicles (used by the Medical segment).
For the six month ended June 30, 2022, net cash provided by investing activities was $207.6 million, driven by $208.7 million of proceeds from the sales of other short-term investments (the proceeds were reinvested in a government money market fund which is part of Cash and Cash Equivalents), partially offset by $0.6 million in purchases of property and equipment and $0.5 million in purchases of short term investments.
Cash Used In Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $0.05 million, primarily reflecting $0.1 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.05 million of proceeds from the exercise of stock options.

For the six months ended June 30, 2022, net cash used in financing activities was $0.9 million, primarily reflecting $1.0 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies and estimates as of June 30, 2023.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending June 30, 2023.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 8 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.
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

BLADE AIR MOBILITY, INC.

Date: August 9, 2023	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2023	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)