Form 10-Q
period 2023-09-30
Blade Air Mobility, Inc.
filed 2023-11-08
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 74,633,754 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
\
BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$36,815	$43,296
Restricted cash	1,459	1,127
Accounts receivable, net of allowance of $148 and $0 at September 30, 2023 and December 31, 2022	21,040	10,877
Short-term investments	136,414	150,740
Prepaid expenses and other current assets	13,009	12,086
Total current assets	208,737	218,126

Non-current assets:
Property and equipment, net	3,322	2,037
Investment in joint venture	390	390
Intangible assets, net	41,572	46,365
Goodwill	39,229	39,445
Operating right-of-use asset	23,290	17,692
Other non-current assets	974	970
Total assets	$317,514	$325,025

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$18,768	$16,536
Deferred revenue	6,835	6,709
Operating lease liability, current	4,760	3,362
Total current liabilities	30,363	26,607

Non-current liabilities:
Warrant liability	3,260	7,083
Operating lease liability, long-term	19,588	14,970
Deferred tax liability	1,426	1,876
Total liabilities	54,637	50,536

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at September 30, 2023 and December 31, 2022. No shares issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 74,208,433 and 71,660,617 shares issued at September 30, 2023 and December 31, 2022, respectively.	7	7
Additional paid in capital	386,953	375,873
Accumulated other comprehensive income	1,730	2,287
Accumulated deficit	(125,813)	(103,678)
Total stockholders' equity	262,877	274,489

Total Liabilities and Stockholders' Equity	$317,514	$325,025
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$71,442	$45,722	$177,702	$107,985

Operating expenses
Cost of revenue	55,863	36,456	144,590	90,685
Software development	1,076	2,026	3,639	3,923
General and administrative	19,265	15,812	53,932	41,934
Selling and marketing	2,686	1,856	8,025	5,294
Total operating expenses	78,890	56,150	210,186	141,836

Loss from operations	(7,448)	(10,428)	(32,484)	(33,851)

Other non-operating income (expense)
Interest income, net	2,147	1,173	6,178	1,892
Change in fair value of warrant liabilities	5,719	425	3,823	22,241
Realized loss from sales of short-term investments	—	(359)	(95)	(2,071)
Total other non-operating income	7,866	1,239	9,906	22,062

Income (loss) before income taxes	418	(9,189)	(22,578)	(11,789)

Income tax expense (benefit)	129	56	(443)	56

Net income (loss)	$289	$(9,245)	$(22,135)	$(11,845)

Net income (loss) per share (Note 7):
Basic	$—	$(0.13)	$(0.30)	$(0.17)
Diluted	$—	$(0.13)	$(0.30)	$(0.17)
Weighted-average number of shares outstanding:
Basic	74,139,422	71,466,085	73,108,263	71,099,764
Diluted	81,006,859	71,466,085	73,108,263	71,099,764

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$289	$(9,245)	$(22,135)	$(11,845)
Other comprehensive income:
Net unrealized investment income (losses)	—	101	39	(1,419)
Less: Reclassification adjustment for losses included currently in net income (loss)	—	359	64	2,071
Foreign currency translation adjustments for the period	(1,500)	(2,334)	(660)	(2,016)
Other comprehensive loss	(1,500)	(1,874)	(557)	(1,364)
Comprehensive loss	$(1,211)	$(11,119)	$(22,692)	$(13,209)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of July 1,2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764
Issuance of common stock upon exercise of stock options	47,228	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units	996,062	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,330	—	—	3,330
Shares withheld related to net share settlement	(3,860)	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	(1,500)	—	(1,500)
Net income	—	—	—	—	289	289
Balances as of September 30, 2023	74,208,433	$7	$386,953	$1,730	$(125,813)	$262,877

Balances as of July 1,2022	71,397,326	$7	$371,690	$(388)	$(79,018)	$292,291
Issuance of common stock upon exercise of stock options	10,000	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	124,527	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,685	—	—	1,685
Shares withheld related to net share settlement	(25,188)	—	(154)	—	—	(154)
Other comprehensive loss	—	—	—	(1,874)	—	(1,874)
Net loss	—	—	—	—	(9,245)	(9,245)
Balance as of September 30, 2022	71,506,665	$7	$373,223	$(2,262)	$(88,263)	$282,705

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	348,013	—	63	—	—	63
Issuance of common stock upon settlement of restricted stock units	1,830,986	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,348	—	—	9,348
Shares withheld related to net share settlement	(15,939)	—	(116)	—	—	(116)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive loss	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	(22,135)	(22,135)
Balances as of September 30, 2023	74,208,433	$7	$386,953	$1,730	$(125,813)	$262,877

Balance as of January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	450,143	—	81	—	—	81
Issuance of common stock upon settlement of restricted stock units	546,868	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,627	—	—	5,627
Shares withheld related to net share settlement	(157,727)	—	(1,165)	—	—	(1,165)
Other comprehensive loss	—	—	—	(1,364)	—	(1,364)
Net loss	—	—	—	—	(11,845)	(11,845)
Balances as of September 30, 2022	71,506,665	$7	$373,223	$(2,262)	$(88,263)	$282,705
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(22,135)	$(11,845)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	5,305	3,741
Stock-based compensation	9,348	5,627
Change in fair value of warrant liabilities	(3,823)	(22,241)
Realized loss from sales of short-term investments	95	2,071
Realized foreign exchange loss	6	7
Accretion of interest income on held-to-maturity securities	(4,716)	(311)
Deferred tax benefit	(443)	—
Loss on disposal of property and equipment	—	197
Bad debt expense	171	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,104)	(3,781)
Accounts receivable	(10,379)	(4,461)
Other non-current assets	(8)	(1,059)
Operating right-of-use assets/lease liabilities	421	196
Accounts payable and accrued expenses	4,086	4,255
Deferred revenue	147	(417)
Other	—	(5)
Net cash used in operating activities	(23,029)	(28,026)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(48,101)
Investment in joint venture	—	(190)
Purchase of property and equipment	(2,085)	(719)
Purchase of short-term investments	(135)	(578)
Proceeds from sales of short-term investments	20,532	248,377
Purchase of held-to-maturity investments	(265,835)	(139,911)
Proceeds from maturities of held-to-maturity investments	264,537	20,000
Net cash provided by investing activities	17,014	78,878

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	63	81
Taxes paid related to net share settlement of equity awards	(116)	(1,165)
Net cash used in financing activities	(53)	(1,084)

Effect of foreign exchange rate changes on cash balances	(81)	(9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,149)	49,759
Cash and cash equivalents and restricted cash - beginning	44,423	3,225
Cash and cash equivalents and restricted cash - ending	$38,274	$52,984

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$36,815	$51,845
Restricted cash	1,459	1,139
Total	$38,274	$52,984

Non-cash investing and financing activities
New leases under ASC 842 entered into during the period	$8,920	$5,871

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance at September 30, 2023 and December 31, 2022 was $136,414 and $130,382, respectively. The market value of the held-to-maturity securities at September 30, 2023 and December 31, 2022 was $136,341 and $130,352, respectively.

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. Other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s unaudited interim condensed consolidated balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the net asset value practical expedient. The other short-term investments balance at September 30, 2023 and December 31, 2022 was $— and $20,358, respectively. The cost of other short-term investments at September 30, 2023 and December 31, 2022 was $— and $20,460, respectively.

Accounts Receivable and Allowances for Expected Credit Losses

Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport customers, which are large hospitals that receive terms for payment, in addition, a smaller balance is due from the Company’s European institutional clients (hotels and travel agencies) who do not pay prior to the flights, The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

written-off. We have determined our allowance for expected credit losses based on a specific evaluation of individual receivables and an analysis of past default experience for remaining receivables. We have historically not experienced significant losses on our receivables. We generally do not require customers to provide collateral for purchases. During the nine months ended September 30, 2023, the Company recorded an allowance for credit losses of $148 for potential uncollectible accounts.

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
Note 2 – Revenue
Revenue Recognition
Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services in the United States. In Europe, approximately 40% of the revenue is driven by hotels and travel agencies who receive payment terms. The revenue is recognized as the service is completed.

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
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2023 and December 31, 2022, the Company's contract liability balance was $6,835 and $6,709, respectively. This balance consists of unearned revenue, prepaid monthly and annual flight passes, customer credits and gift card obligations. Unearned revenue represents principally the flight revenues received in advance of the actual flight. Customer credits represents unearned revenue for flight reservations that typically were cancelled for good reason by the customer. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The Company recognizes revenue for expired customer credits and gift cards upon expiration.

The table below presents a roll forward of the contract liability balance:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$6,709	$5,976
Additions	58,492	58,470
Revenue recognized	(58,366)	(58,410)
Balance, end of period	$6,835	$6,036
For the nine months ended September 30, 2023, the Company recognized $5,213 of revenue that was included in the contract liability balance as of January 1, 2023. For the nine months ended September 30, 2022, the Company recognized $4,158 of revenue that was included in the contract liability balance as of January 1, 2022.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Medical segment
•MediMobility Organ Transport – Consisting of transportation of human organs for transplant and/or the medical teams supporting these services.

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger Segment
Short Distance	$30,388	$20,402	$59,997	$35,568
Jet and Other	7,607	5,101	23,092	22,274
Total	$37,995	$25,503	$83,089	$57,842

Medical Segment
MediMobility Organ Transport	$33,447	$20,219	$94,613	$50,143
Total	$33,447	$20,219	$94,613	$50,143

Total Revenue	$71,442	$45,722	$177,702	$107,985

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
During the nine months ended September 30, 2023, the Company has added the following leases in accordance with ASC 842, the details of which are discussed as follows.

A CPA for two aircraft was executed in August 2023, commencing from May 23, 2023 until August 31, 2024. In case of early termination by Blade, a one-year flight hour guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

A CPA for three aircraft was restated and amended in September 2023 for modified revenue guarantees and additional five months (for a total three-year term ending July 31, 2026). In case of early termination by Blade, a one-year revenue guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

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

In addition, during the third quarter of 2023, the Company recognized a right-of-use asset and a lease liability for a pre-existing terminal facility lease in New York City. Prior to the third quarter this lease had been accounted for as short term lease, in accordance with its contractual terms. Following the completion of leasehold improvements to the facilities, the Company reassessed the likelihood of renewal and determined that the lease would be extended to a longer term. As a result, this lease is now accounted for as an operating lease with a corresponding balance included in the ROU asset and lease liability on the balance sheet.

See Note 9, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	September 30, 2023	December 31, 2022
Operating leases:
Operating right-of-use asset	$23,290	$17,692
Operating lease liability, current	4,760	3,362
Operating lease liability, long-term	19,588	14,970

As of September 30, 2023, included in the table above is $20,709, $3,140 and $18,576 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2022, included in the table above is $14,916, $1,748 and $13,705 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Short-term lease cost	$127	$116	$347	$213
Operating lease cost	528	341	1,489	751
Operating lease cost - Cost of revenue	1,247	398	3,387	648
Total	$1,902	$855	$5,223	$1,612
Operating lease costs related to aircraft leases that are embedded within capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

September 30, 2023
Weighted-average discount rate – operating lease	9.00%
Weighted-average remaining lease term – operating lease (in years)	6.4

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of September 30, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2023	$1,761
2024	6,557
2025	5,266
2026	4,626
2027	3,925
Thereafter	10,522
Total future minimum lease payments, undiscounted	32,657
Less: Imputed interest for leases in excess of one year	(8,309)
Present value of future minimum lease payments	$24,348
Note 4 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2023	7,603,864	$0.19	$0.21	4.6	$25,795
Granted	—	—	—
Exercised	(348,013)	0.18	0.23
Forfeited	—	—	—
Outstanding – September 30, 2023	7,255,851	$0.19	$0.21	3.8	$17,429
Exercisable as of September 30, 2023	7,255,851	$0.19	$0.21	3.8	$17,429
For the three months ended September 30, 2023 and 2022, the Company recorded no stock option expense. As of September 30, 2023, there are no remaining stock options subject to amortization.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Restricted Stock

During the three months ended September 30, 2023, the Company granted an aggregate of 400,058 of the Company's restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and service providers under the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. The Company's current default tax withholding method for the vesting of RSUs is the sell-to-cover method, under which shares with a market value equivalent to the estimated tax withholding obligation are withheld from the holder of the RSUs upon vesting and sold on behalf of such holder to cover their applicable tax withholding liability, and the cash proceeds from such sales are then remitted by the Company to the applicable tax authorities. This approach is used for the vesting of RSUs held by the majority of the Company’s employees, including all of the Company’s Section 16 “officers” as defined by Section 16 of the Securities and Exchange Act of 1934, as amended.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	7,466,636	$5.52
Granted	675,293	3.55
Vested	(1,830,986)	6.31
Forfeited	(202,145)	6.03
Non-vested – September 30, 2023	6,108,798	$5.05
As of September 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $27,200 and will be recognized over a weighted average period of 2.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software development	$147	$189	$608	$718
General and administrative(1)	2,903	1,439	7,915	4,657
Selling and marketing	280	57	486	252
Total stock-based compensation expense	$3,330	$1,685	$9,009	$5,627
________
(1) For the nine months ended September 30, 2023, the Company included a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration related to the acquisition of Trinity Air Medical, Inc. that was paid in the first quarter of 2023 in respect of 2022 results.
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

The following table reflects certain financial data of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment revenue
Passenger	$37,995	$25,503	$83,089	$57,842
Medical	33,447	20,219	94,613	50,143
Total revenue	$71,442	$45,722	$177,702	$107,985

Segment Flight Profit
Passenger	$9,410	$6,094	$16,864	$9,261
Medical	6,169	3,172	16,248	8,039
Total Flight Profit	$15,579	$9,266	$33,112	$17,300
Reconciling items:
All other operating costs(1)	(23,027)	(19,694)	(65,596)	(51,151)
Loss from operations	$(7,448)	$(10,428)	$(32,484)	$(33,851)

Segment net income (loss)
Passenger	$801	$(416)	$(8,154)	$(8,258)
Medical	(85)	999	1,055	2,215
Net income (loss) from reportable segments	716	583	(7,099)	(6,043)
Unallocated corporate costs & software development(2)	(8,164)	(11,011)	(25,385)	(27,808)
Other non-operating income	7,866	1,239	9,906	22,062
Income (loss) before income taxes	$418	$(9,189)	$(22,578)	$(11,789)

Segment Flight Margin
Passenger	24.8%	23.9%	20.3%	16.0%
Medical	18.4%	15.7%	17.2%	16.0%
Total Flight Margin	21.8%	20.3%	18.6%	16.0%

			September 30, 2023	December 31, 2022
Goodwill
Passenger			$25,901	$26,117
Medical			13,328	13,328
Total goodwill			$39,229	$39,445
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
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
United States	$58,630	$41,923	$148,620	$99,869
Other	12,812	3,799	29,082	8,116
Total revenue	$71,442	$45,722	$177,702	$107,985

			September 30, 2023	December 31, 2022
Long-lived assets
United States			$14,413	$7,195
Other			12,199	12,534
Total long-lived assets			$26,612	$19,729
Note 6 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.

For the three months ended September 30, 2023 and 2022, income tax expense was $129 and $56, respectively. For the nine months ended September 30, 2023 and 2022, income tax (benefit) expense was ($443) and $56, respectively. The tax benefit in the 2023 period is attributable to Blade France. The difference in the tax benefit in the 2023 period compared to the 2022 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S. and Canada net operating losses.
Note 7 – Net Earnings (Loss) per Common Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS for the three months ended September 30, 2023 shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

A reconciliation of net earnings (loss) and common stock share amounts used in the computation of basic and diluted earnings (loss) per common share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and dilutive earnings (loss) per common share:
Net income (loss) attributable to Blade Air Mobility, Inc.	$289	$(9,245)	$(22,135)	$(11,845)
Less: Undistributed earnings allocated to nonvested restricted stockholders	(22)	—	—	—
Basic net earnings (loss) available to common stockholders	267	(9,245)	(22,135)	(11,845)
Add: Undistributed earnings allocated to nonvested restricted stockholders	22	—	—	—
Less: Reallocation of undistributed loss to nonvested restricted stockholders	(20)	—	—	—
Diluted net earnings (loss) available to common stockholders	269	$(9,245)	$(22,135)	$(11,845)

Total weighted-average basic common shares outstanding	74,139,422	71,466,085	73,108,263	71,099,764
Effect of dilutive securities:
Stock options	6,867,437	—	—	—
Total effect of dilutive securities	6,867,437	—	—	—
Total weighted-average diluted common shares outstanding	81,006,859	71,466,085	73,108,263	71,099,764

Net (loss) earnings per common share:
Basic earnings (loss) per common share	$—	$(0.13)	$(0.30)	$(0.17)
Dilutive earnings (loss) per common share	$—	$(0.13)	$(0.30)	$(0.17)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2023 and 2022 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	—	7,634,533	7,255,851	7,634,533
Restricted shares of common stock	5,278,448	2,353,017	6,108,798	2,353,017
Total potentially dilutive securities	19,445,092	24,154,194	27,531,293	24,154,194
Note 8 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in our company. Additionally, one of the board of directors is a Partner of an affiliated company of RedBird Capital Partners Management LLC.

During the three and nine months ending on September 30, 2023, the Company paid these jet operators approximately $100 and $287, respectively for air charter services.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 9 – Commitments and Contingencies
Capacity Purchase Agreements
Blade has contractual relationships with various aircraft operators to provide aircraft service. Under these CPAs, the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company.
As of September 30, 2023, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 3 – Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
Remainder of 2023	$2,955	$—	$—
2024	18,710	10,818	7,586
2025	21,208	13,316	2,816
2026	20,890	12,998	2,498
2027	18,391	10,500	—
2028	18,391	10,500	—
2029 - 2032 (each year)	7,891	—	—
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

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of September 30, 2023, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

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

Contingent Consideration Compensation (earn-out)

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. In connection with the Trinity acquisition, potential earn-out payments may be made contingent upon Trinity’s achievement of an EBITDA target for the year 2023. The final earn-out payment will be calculated and is to be paid in the beginning of the calendar year 2024. The sellers are eligible for the earn-out only while employed with the Company, classifying it as compensation expense. At least 70% of the payment is required to be made in cash. For the three and nine months ended September 30, 2023, the Company included an estimate of $2,700 and $5,700, respectively in connection with Trinity’s

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

contingent consideration compensation (earn-out) with a corresponding amount within accounts payable and accrued expenses, the expected final payment is evenly recognized throughout the year as the sellers render their services.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2023	December 31, 2022
Warrant liabilities - Public Warrants	1	$2,109	$4,583
Warrant liabilities - Private Warrants	2	1,151	2,500
Fair value of aggregate warrant liabilities		$3,260	$7,083

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
Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2023	$4,583	$2,500	$7,083
Change in fair value of warrant liabilities	(2,474)	(1,349)	(3,823)
Fair value as of September 30, 2023	$2,109	$1,151	$3,260
Note 12 – Subsequent Events

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

Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Seats flown – all passenger flights	50,821	28,440	121,008	75,175

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

We utilize the same aircraft and aircraft operators in our Passenger segment. Historically, the combination of our Passenger and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Periods of increased demand for private jets have historically led to increased charter costs and more limited availability in the spot jet charter market, although this has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices in recent periods.
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

Jet and Other revenue has historically been stronger in the first and fourth quarter (Q1 and Q4) given that our by-the-seat jet service between New York and South Florida has historically operated only between November and April, though we do not expect to offer this service beginning in Q4 2023.

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
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, ROU asset amortization and internal costs incurred in generating organ ground transportation revenue using the Company's owned cars.
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

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$71,442	$45,722	$177,702	$107,985

Operating expenses
Cost of revenue	55,863	36,456	144,590	90,685
Software development	1,076	2,026	3,639	3,923
General and administrative	19,265	15,812	53,932	41,934
Selling and marketing	2,686	1,856	8,025	5,294
Total operating expenses	78,890	56,150	210,186	141,836

Loss from operations	(7,448)	(10,428)	(32,484)	(33,851)

Other non-operating income (expense)
Interest income, net	2,147	1,173	6,178	1,892
Change in fair value of warrant liabilities	5,719	425	3,823	22,241
Realized loss from sales of short-term investments	—	(359)	(95)	(2,071)
Total other non-operating income	7,866	1,239	9,906	22,062

Income (loss) before income taxes	418	(9,189)	(22,578)	(11,789)

Income tax expense (benefit)	129	56	(443)	56

Net income (loss)	$289	$(9,245)	$(22,135)	$(11,845)

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$30,388	$20,402	49%	$59,997	$35,568	69%
Jet and Other	7,607	5,101	49%	23,092	22,274	4%
MediMobility Organ Transport	33,447	20,219	65%	94,613	50,143	89%
Total Revenue	$71,442	$45,722	56%	$177,702	$107,985	65%

Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, revenue increased by $25.7 million or 56%, from $45.7 million in 2022 to $71.4 million in 2023.
Short Distance revenue increased by $10.0 million or 49%, from $20.4 million in 2022 to $30.4 million in 2023. Growth in Short Distance was primarily driven by the acquisition of Blade Europe in September 2022, increased volumes of Northeast helicopter charters, and growth in our New York by-the-seat airport transfer products and in Canada.
Jet and Other revenue increased by $2.5 million or 49% from $5.1 million in 2022 to $7.6 million in 2023. Growth in Jet and Other was driven by increased jet charter volume and increased brand partnership revenues, partially offset by lower revenue per jet charter trip.

MediMobility Organ Transport revenue increased by $13.2 million or 65% from $20.2 million in 2022 to $33.4 million in 2023. Growth in MediMobility Organ Transport was driven by the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.
Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, revenue increased by $69.7 million or 65%, from $108.0 million in 2022 to $177.7 million in 2023.
Short Distance revenue increased by $24.4 million or 69% from $35.6 million in 2022 to $60.0 million in 2023. Growth in Short Distance revenue was primarily driven by the acquisition of Blade Europe in September 2022, increased volumes of Northeast helicopter charters, and growth in our New York by-the-seat airport transfer products and in Canada.

Jet and Other revenue increased by $0.8 million or 4% from $22.3 million in 2022 to $23.1 million in 2023. The increase was driven by increased jet charter volume and increased brand partnership revenues, partially offset by lower revenue per jet charter trip.
MediMobility Organ Transport revenue increased by $44.5 million or 89% from $50.1 million in 2022 to $94.6 million in 2023. Growth in MediMobility Organ Transport was driven by the addition of new hospital clients and growth within existing clients, both in terms of trip volume and average price per trip as hospitals accepted more organs for transplant involving longer travel distances.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$55,863	$36,456	53%	$144,590	$90,685	59%
Percentage of revenue	78%	80%		81%	84%
Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, cost of revenue increased by $19.4 million, or 53%, from $36.5 million during 2022 to $55.9 million in 2023 driven by increased flight volume.

Cost of revenue as a percentage of revenues decreased by 2 percentage points from 80% in 2022 to 78% in 2023. This change is attributable primarily to (i) increased use of dedicated aircraft in our MediMobility business line, which results in lower costs; (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our corporate average; (iii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; and (iv) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing, partially offset by lower utilization in Canada.
Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, cost of revenue increased by $53.9 million or 59%, from $90.7 million during 2022 to $144.6 million during 2023 driven by increased flight volume.
Cost of revenue as a percentage of revenues decreased by 3 percentage points from 84% in 2022 to 81% in 2023, attributable primarily to (i) increased use of dedicated aircraft in our MediMobility business line, which results in lower costs; (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our corporate average; (iii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; (iv) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing.
Software Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Software development	$1,076	2,026	(47)%	$3,639	3,923	(7)%
Percentage of revenue	2%	4%		2%	4%
Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, software development costs decreased by $(0.9) million, or (47)%, from $2.0 million during 2022 to $1.1 million in 2023, attributable primarily to (i) a $0.6 million reduction in consulting costs versus the prior year period and (ii) $0.4 million of staff costs due to reduction in headcount.
Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, software development costs decreased by $(0.3) million, or (7)%, from $3.9 million during 2022 to $3.6 million during 2023, attributable primarily to a decrease in staff costs due to reduction in headcount and stock-based compensation versus the prior year period.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
General and administrative	$19,265	$15,812	22%	$53,932	$41,934	29%
Percentage of revenue	27%	35%		30%	39%
Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, general and administrative expense increased by $3.5 million, or 22%, from $15.8 million during 2022 to $19.3 million in 2023.

The primary drivers of the net increase were: (i) a $3.0 million increase in staff costs, of which $1.5 million increase is attributable to new hires in order to support our significant growth, both through our acquisition of Blade Europe (September 2022) and organically, and $1.5 million is attributable to stock-based compensation; (ii) a $2.7 million increase attributable to an estimate of contingent consideration compensation (earn-out) in connection with the Trinity acquisition (see Note 9 - “Commitments and Contingencies” to the consolidated financial statements included herein); (iii) a $0.3 million increase in intangibles amortization costs as a result of our acquisition of Blade Europe, which was included for only one month of the prior year period; (iv) a $0.4 million increase in credit card processing fees in line with the higher revenue; and (v) a $0.2 million increase in rent and lease costs attributable to new leases. Those increases were partially offset by a $2.4 million decrease in corporate costs (primarily M&A transaction fees, legal and professional fees) and a $0.8 million decrease related to our short-term incentive plan expenses.
Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, general and administrative expense increased by $12.0 million or 29%, from $41.9 million during 2022 to $53.9 million in 2023.

The primary drivers of the net increase were: (i) a $9.1 million increase in staff costs, of which $5.8 million increase is attributable to new hires in order to support our significant growth, both through our acquisition of Blade Europe (September 2022) and organically, and $3.3 million is attributable to stock-based compensation; (ii) a $5.7 million increase attributable to an estimate of contingent consideration compensation (earn-out) in connection with the Trinity acquisition (see Note 9 - “Commitments and Contingencies” to the consolidated financial statements included herein); (iii) a $1.5 million increase in intangibles amortization costs (primarily as a result of our acquisition of Blade Europe, which was included for only one month of the prior year period); (iv) a $1.3 million increase across various general and administrative items in line with the company’s growth and geographical expansion; and (v) a $0.9 million increase in credit card processing fees in line with the higher revenue. Those increases were partially offset by a $6.5 million decrease in corporate costs (primarily M&A transaction fees, legal and professional fees and insurance costs).
Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Selling and marketing	$2,686	$1,856	45%	$8,025	$5,294	52%
Percentage of revenue	4%	4%		5%	5%
Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, selling and marketing expense increased by $0.8 million, or 45%, from $1.9 million during 2022 to $2.7 million in 2023. The increase is attributable primarily to: (i) a $0.8 million increase in sales commissions attributable to MediMobility Organ Transport revenue growth from new clients and to Blade Europe (which was included for only one month of the prior year period) where certain hotels earn sales commissions; and (ii) a $0.3 million increase in staff costs due to increased headcount; these increases were partially offset by a $0.3 million decrease in events and other promotional expenses.

Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, selling and marketing expense increased by $2.7 million, or 52%, from $5.3 million during 2022 to $8.0 million in 2023. The increase is attributable primarily to: (i) a $1.6 million increase in sales commissions attributable to MediMobility Organ Transport revenue growth from new clients and to Blade Europe (which was included for only one month of the prior year period) where certain hotels earn sales commissions; (ii) a $1.0 million increase in staff costs due to increased headcount; and (iii) $0.1 million increase in digital media, events and other marketing expenses attributable to Blade Europe.
Other non-operating income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Interest income, net	$2,147	$1,173		$6,178	$1,892
Change in fair value of warrant liabilities	5,719	425		3,823	22,241
Realized loss from sales of short-term investments	—	(359)		(95)	(2,071)
Total other non-operating income	$7,866	$1,239	535%	$9,906	$22,062	(55)%

Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023, total other non-operating expense consisted of: (i) $2.1 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; and (ii) $5.7 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, total other non-operating income consists of: (i) $6.2 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; (ii) $3.8 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and (iii) a $0.1 million realized loss from sale of short-term investments.

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

Segment Revenue, Segment Flight Profit and Segment Flight Margin
The following table presents our segment results for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$37,995	$25,503	49%	$83,089	$57,842	44%
Medical	33,447	20,219	65%	94,613	50,143	89%
Total revenue	$71,442	$45,722	56%	$177,702	$107,985	65%

Segment Flight Profit
Passenger	$9,410	$6,094	54%	$16,864	$9,261	82%
Medical	6,169	3,172	94%	16,248	8,039	102%
Total Flight Profit	$15,579	$9,266	68%	$33,112	$17,300	91%

Segment Flight Margin
Passenger	24.8%	23.9%		20.3%	16.0%
Medical	18.4%	15.7%		17.2%	16.0%
Total Flight Margin	21.8%	20.3%		18.6%	16.0%

Passenger segment

For the three months ended September 30, 2023 and 2022, Passenger revenue increased by $12.5 million or 49%, from $25.5 million in 2022 to $38.0 million in 2023. The increase was attributable to a $10.0 million increase in Short Distance and a $2.5 million increase in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended September 30, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $3.3 million or 54% for the three months ended September 30, 2023, from $6.1 million in the same period of 2022 to $9.4 million in 2023. The increase was attributable primarily to (i) the acquisition of Blade Europe in September 2022; (ii) increased jet charter volumes; (iii) increased utilization and average seat pricing for our New York by-the-seat airport transfer products; (iv) increased helicopter charter volumes in the Northeast; and (v) increased brand partnership revenues.

Passenger Flight Margin increased from 23.9% in the three months ended September 30, 2022 to 24.8% in the same period in 2023. The increase was attributable primarily to: (i) the acquisition of Blade Europe, which operates at a higher average Flight Profit compared with the Passenger average; (ii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; (iii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing; and (iv) increased brand partnership revenues, which have limited associated cost.
For the nine months ended September 30, 2023 and 2022, Passenger revenue increased by $25.2 million or 44%, from $57.8 million in 2022 to $83.1 million in 2023. The increase was attributable to a $24.4 million increase in Short Distance and an increase of $0.8 million in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Nine Months Ended September 30, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $7.6 million or 82% for the nine months ended September 30, 2023, from $9.3 million in the same period of 2022 to $16.9 million in 2023. The increase was attributable primarily to (i) the acquisition of Blade Europe in September 2022; (ii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing; (iii) increased passenger volumes, utilization and average seat pricing for our New York by-the-seat airport transfer products; (iv) increased helicopter charter volumes in the Northeast; and (v) stronger pricing and fare class adoption in our Northeast commuter products.

Passenger Flight Margin increased from 16.0% in the nine months ended September 30, 2022 to 20.3% in the same period in 2023. The increase was attributable primarily to: (i) the acquisition of Blade Europe, which operates at a higher average Flight

Profit compared with our Passenger average; (ii) improved pricing and utilization in our New York by-the-seat Airport Transfer product; and (iii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing.

Medical segment

For the three months ended September 30, 2023 and 2022, Medical revenue increased by $13.2 million or 65%, from $20.2 million in 2022 to $33.4 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended September 30, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $3.0 million or 94% for the three months ended September 30, 2023, from $3.2 million in the same period of 2022 to $6.2 million in 2023. The increase was attributable to increased revenue from new and existing clients and an increase in average flight time per trip.

Medical Flight Margin increased from 15.7% in the three months ended September 30, 2022 to 18.4% in the same period in 2023. The increase was attributable primarily to increased utilization of dedicated aircraft.

For the nine months ended September 30, 2023 and 2022, Medical revenue increased by $44.5 million or 89%, from $50.1 million in 2022 to $94.6 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Nine Months Ended September 30, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $8.2 million or 102% for the nine months ended September 30, 2023, from $8.0 million in the same period of 2022 to $16.2 million in 2023. The increase was attributable to increased revenue from new and existing clients and an increase in average flight time per trip.

Medical Flight Margin increased from 16.0% in the nine months ended September 30, 2022 to 17.2% in the same period in 2023. The increase was attributable primarily to increased utilization of dedicated aircraft.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment net income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and/or items that management does not believe are reflective of our ongoing core operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except percentages)
Segment net income (loss)
Passenger	$801	$(416)	293%	$(8,154)	$(8,258)	1%
Medical	(85)	999	(109)%	1,055	2,215	(52)%
Total segment net income (loss)	$716	$583	23%	$(7,099)	$(6,043)	(17)%

Segment Adjusted EBITDA(1)
Passenger	$2,777	$1,472	89%	$(2,353)	$(2,746)	14%
Medical	3,346	1,495	124%	8,249	3,529	134%
Total segment Adjusted EBITDA	$6,123	$2,967	106%	$5,896	$783	653%
__________
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.

Passenger segment

For the three months ended September 30, 2023 and 2022, Passenger net income increased by $1.2 million or 293%, from $(0.4) million in 2022 to $0.8 million in 2023. The increase in net profit is attributable to higher Flight Profit (primarily in Jet charters and in the Northeast helicopter charters), partially offset by higher net loss in Blade Europe (only one month of activity was included in the prior year period).

Passenger Adjusted EBITDA increased by $1.3 million or 89% for the three months ended September 30, 2023 from $1.5 million in the same period of 2022 to $2.8 million in 2023. The increase is attributable to increased Flight Profit, partially offset by increased fixed costs, primarily related to the acquisition of Blade Europe, which operated at a net loss during the quarter (only one month of activity was included in the prior year period).

For the nine months ended September 30, 2023 and 2022, Passenger net loss decreased by $0.1 million or 1%, from $(8.3) million in 2022 to $(8.2) million in 2023. The decrease in net loss is attributable primarily to increased Flight Profit and savings in advertising media spend, almost fully offset by increased fixed costs related to the acquisition of Blade Europe, which operated at a net loss during the period.

Passenger Adjusted EBITDA increased by $0.4 million or 14% for the nine months ended September 30, 2023 from $(2.7) million in the same period of 2022 to $(2.4) million in 2023. The increase is attributable primarily to higher Flight Profit and savings in advertising media spend, partially offset by increased fixed costs related to the acquisition of Blade Europe.

Medical segment

For the three months ended September 30, 2023 and 2022, Medical net income decreased by $1.1 million or (109)%, from $1.0 million in 2022 to $(0.1) million in 2023. The decrease is attributable to a $2.7 million contingent consideration compensation (earn-out) expense in connection with the Trinity acquisition based on expected 2023 performance and a $1.3 million increase in fixed costs, primarily staff costs in order to support the higher activity; those cost increases were partially offset by a $3.0 million increase in Flight Profit attributable to (i) higher volumes, (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) increased revenues and Flight Profit related to ground transportation as we continue to add owned vehicles to provide integrated ground transfers in key markets.

Medical Adjusted EBITDA increased by $1.9 million or 124%, for the three months ended September 30, 2023 from $1.5 million in the same period of 2022 to $3.3 million in 2023. The increase is attributable to a $3.0 million increase in Flight Profit attributable to (i) higher volumes, (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) increased revenues and Flight Profit related to ground transportation as we continue to add owned vehicles to provide integrated ground transfers in key markets, partially offset by a $1.2 million increase in fixed costs, primarily staff costs in order to support the higher activity.

For the nine months ended September 30, 2023 and 2022, Medical net income decreased by $1.1 million or (52)%, from $2.2 million in 2022 to $1.1 million in 2023. The decrease is attributable to a $5.4 million contingent consideration compensation (earn-out) expense in connection with the Trinity acquisition (2023 is the last year subject to an earn-out payment) and a $4.0 million increase in fixed costs, primarily staff costs in order to support the higher activity, those increases were partially offset by an $8.2 million increase in Flight Profit attributable to (i) higher volumes, (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) increased revenues and Flight Profit related to ground transportation as we continue to add owned vehicles to provide integrated ground transfers in key markets.

Medical Adjusted EBITDA increased by $4.7 million or 134%, for the nine months ended September 30, 2023 from $3.5 million in same period of 2022 to $8.2 million in 2023. The increase is attributable to an $8.2 million increase in Flight Profit attributable to (i) higher volumes, (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) increased revenues and Flight Profit related to ground transportation as we continue to add owned vehicles to provide integrated ground transfers in key markets, partially offset by a $3.5 million increase in fixed costs, primarily staff costs in order to support the higher activity.

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

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Passenger	Medical	Passenger	Medical
	(in thousands)
Segment net income (loss)	$801	$(85)	$(416)	$999

Reconciling items:
Depreciation and amortization	1,376	416	1,024	374
Stock-based compensation	383	315	197	92
Legal and regulatory advocacy fees(1)	217	—	143	—
Contingent consideration compensation (earn-out)(2)	—	2,700	—	—
Short-term incentive plan costs (3)	—	—	524	30
Segment Adjusted EBITDA	$2,777	$3,346	$1,472	$1,495
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents contingent consideration compensation of $2,700 in connection with the Trinity acquisition in respect of 2023 results. 2023 is the last year subject to an earn-out payment.
(3) In the three months ended September 30, 2022, the short-term incentive plan was approved, and accordingly, an accrual attributable to the nine months ended September 30, 2022 was recorded in the quarter. The accrual related to the six months ended June 30, 2022 was added back to the three months ended September 30, 2022 to allow for a more meaningful comparison with the current period.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Passenger	Medical	Passenger	Medical
	(in thousands)
Segment net (loss) income	$(8,154)	$1,055	$(8,258)	$2,215

Reconciling items:
Depreciation and amortization	3,873	1,279	2,502	1,124
Stock-based compensation	1,095	554	956	190
Legal and regulatory advocacy fees(1)	640	—	2,054	—
Executive severance costs	193	—	—	—
Contingent consideration compensation (earn-out)(2)	—	5,361	—	—
Segment Adjusted EBITDA	$(2,353)	$8,249	$(2,746)	$3,529
__________
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) Represents contingent consideration compensation of $5,700 in connection with the Trinity acquisition in respect of 2023 results and a $339 credit recorded in connection with the settlement of the equity-based portion of Trinity's contingent consideration that was paid in the first quarter of 2023 in respect of 2022 results. 2023 is the last year subject to an earn-out payment.

Liquidity and Capital Resources
Sources of Liquidity
On May 7, 2021 the Company raised $333.3 million in net proceeds upon the consummation of the merger with Experience Investment Corp. (“EIC”) and the sale of common stock through a private investment in public equity (“PIPE”) financing. As of September 30, 2023 and December 31, 2022, we had total liquidity of $173.2 million and $194.0 million, respectively, consisting of cash and cash equivalents of $36.8 million and $43.3 million, respectively, and short-term investments of $136.4 million and $150.7 million, respectively. In addition, as of September 30, 2023 and December 31, 2022, we had restricted cash of $1.5 million and $1.1 million, respectively. As of September 30, 2023, $136.4 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $173.2 million of total liquid funds as of September 30, 2023, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of September 30, 2023, the Company had net working capital of $178.4 million, zero debt, cash and cash equivalents of $36.8 million and short-term investments of $136.4 million. The Company had net losses of $22.1 million and $11.8 million for the nine months ended September 30, 2023 and 2022, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of September 30, 2023, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $3.0 million and $18.7 million for the years ending December 31, 2023 and 2024, respectively. $— million and $10.8 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $— million and $7.6 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 9 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.5 million and $1.6 million for the years ending December 31, 2023 and 2024, respectively. See Note 3 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

In addition, as of September 30, 2023, the Company anticipates an earn-out payment of approximately $7.6 million for the year ending December 31, 2023 in connection with the Trinity acquisition (to be paid in the first quarter of 2024 in respect of 2023 results). See “—Contingent Consideration Compensation (earn-out)” within Note 9 to the unaudited interim condensed consolidated financial statements for additional information.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,029)	$(28,026)
Net cash provided by investing activities	17,014	78,878
Net cash used in financing activities	(53)	(1,084)
Effect of foreign exchange rate changes on cash balances	(81)	(9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,149)	49,759

Cash Used In Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $23.0 million, driven by $6.8 million of cash used for working capital requirements and a net loss of $22.1 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $3.8 million, stock-based compensation expense of $9.3 million, depreciation and amortization of $5.3 million, $4.7 million non-cash accretion of interest income on held-to-maturity securities and a deferred tax benefit of $0.4 million. The $6.8 million of cash used for working capital requirements was primarily driven by an increase in accounts receivable of $10.4 million (attributable to the rapid revenue growth in MediMobility Organ Transport), an increase in prepaid expenses and other current assets of $1.1 million (driven by prepayments to operators in connection with capacity purchase agreements), partially offset by an increase in accounts payable and accrued expenses of $4.1 million (driven by the higher activity in the quarter ended September 30, 2023) and an increase in lease liabilities of $0.4 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $28.0 million, primarily driven by $5.3 million cash used for working capital requirements and a net loss of $11.8 million, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $22.2 million, stock-based compensation expense of $5.6 million and depreciation and amortization of $3.7 million, realized loss of $2.1 million from the sale of short-term investments and $0.3 million accretion of interest income on held-to-maturity securities. The $5.3 million cash used for working capital requirements was primarily driven by increases in accounts receivable of $4.5 million due to the rapid growth in MediMobility Organ Transport, an increase in prepaid expenses and other current assets of $3.8 million driven by prepayments to operators in connection with new capacity purchase agreements, a decrease in deferred revenue of $0.4 million and an increase in other non-current assets of $1.1 million driven by an office lease deposit. Those increases were partially offset by an increase in accounts payable and accrued expenses of $4.3 million in line with the increase in our activity and $0.2 million increase in lease liabilities.
Cash Provided by Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $17.0 million, driven by $20.5 million of proceeds from the sales of other short-term investments, $264.5 million of proceeds from maturities of held-to-maturity investments, partially offset by $265.8 million in purchases of held-to-maturity investments, $0.1 million in purchases of other short-term investments and $2.1 million in purchases of property and equipment (consisting of leasehold improvements, furniture and fixtures for lounges used by the Passengers segment) and vehicles used by the Medical segment.
For the nine month ended September 30, 2022, net cash provided by investing activities was $78.9 million, driven by $248.4 million of proceeds from the sales of other short-term investments, $20.0 million of proceeds from maturities of held-to-maturity investments, partially offset by $139.9 million in purchases of held-to-maturity investments, $0.6 million in purchases of other short-term investments, $48.1 million in consideration paid for the acquisition of Blade Europe, $0.7 million in purchases of property and equipment and $0.2 million additional investment in our joint venture in India.
Cash Used In Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $0.1 million, reflecting $0.1 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.

For the nine months ended September 30, 2022, net cash used in financing activities was $1.1 million, reflecting $1.2 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies and estimates as of September 30, 2023.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management’s Plans for Remediation

The Company is remediating these material weaknesses as efficiently and effectively as possible. Thus far, our Director of Internal Controls, in conjunction with external consultants, has completed a comprehensive review of the existing internal controls over financial reporting with the objective of optimizing the key Entity-Level, IT General, and Business Process

controls and designing those controls to ensure they are performed effectively and appropriately documented. A SOX compliance software which was implemented in Q4 of 2022, is being used to ensure that as of December 31, 2023, appropriate evidential matter is collectable and available to aid management in assessing the operating effectiveness of the controls.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending September 30, 2023.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 9 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.

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

BLADE AIR MOBILITY, INC.

Date: November 8, 2023	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2023	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)