Form 10-K
period 2023-12-31
Blade Air Mobility, Inc.
filed 2024-03-12
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.94 per share, was approximately $231.2 million.

Registrant had 75,433,154 shares of common stock outstanding as of March 6, 2024.

____________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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
•reliance on certain customers which could impact our Passenger segment revenue;
•the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology;
•our ability to enter new markets and offer new routes and services;
•any adverse publicity stemming from accidents involving small aircraft, helicopters or charter flights and, in particular, any accidents involving our third-party operators;
•any change to the ownership of our aircraft and the operational and business challenges related thereto;
•effects of competition;
•our reliance on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations;
•harm to our reputation and brand;
•our ability to provide high-quality customer support;
•our ability to maintain a high daily aircraft usage rate and to aggregate fliers on our by-the-seat flights;
•impact of natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, geopolitical, and regulatory conditions or other circumstances on metropolitan areas and airports where we have geographic concentration;
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
•changes in our regulatory environment;
•risk and impact of any litigation we may subject to;
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
•our use of “smaller reporting company” exemptions from disclosure requirements;
•impact of our loss of “emerging growth company” status;
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

Part I.
Item 1. Business
Business Overview
Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States, Southern Europe and Western Canada. Based in New York City, Blade's asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.

Blade currently operates in three key product lines across our Passenger and Medical segments:

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
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs .
Our Business Model

Blade leverages an asset-light business model: we primarily utilize aircraft that are owned and/or operated by third-parties on Blade’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival. For flights offered for sale by-the-seat, Blade schedules flights based on demand analysis and takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

When utilizing third-party aircraft and/or aircraft operators, we typically pre-negotiate fixed hourly rates and flight times, paying only for flights actually flown, creating a predictable and flexible cost structure. Blade provides guaranteed flight commitments to some of our third-party operators through capacity purchase agreements, which enable Blade to ensure dedicated access to such aircraft with enhanced crew availability, lower costs and, in many cases, the ability to unlock more favorable rates when flying more than the minimum number of hours we guarantee to the operator. Additionally, a significant portion of Blade trips are flown by safety-vetted operators to whom Blade makes no commitments, providing us with additional flexible capacity for high demand periods.

We prioritize the use of dedicated aircraft under capacity purchase agreements, which provide better economics, but size our commitments significantly below our expected demand to limit the risk of a guarantee shortfall and then fulfill incremental demand through our network of non-dedicated operators. In 2023, approximately 46% of Blade’s flight costs were pursuant to capacity purchase agreements that included flight volume guarantees from Blade.

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage fliers and organ transports across numerous simultaneous flights with multiple operators around the world. We believe that this technology, which provides (i) real-time tracking of organ transports and passenger flights; (ii) profit/loss information on a flight-by-flight basis; (iii)

customized portals for all relevant parties including pilots, accounting teams, operator dispatch, transplant coordinators and Blade’s logistics team; and (iv) a customer-facing app for passenger missions, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in volume, new routes, new operators, broader flight schedules, international expansion, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

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

The organ transportation industry is rapidly evolving as new technology for organ preservation is introduced. We believe new technology will benefit our business by increasing the overall supply of organs to be transplanted. However, some companies developing organ preservation technology now provide organ transportation services that compete with us, as well as additional services that we do not currently offer, such as surgical organ recovery, that our customers find valuable.

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

Human Capital Resources
As of December 31, 2023, we had a total of 281 employees, with 235 individuals working in our operations located in the United States and 46 employees in our operations based in Europe. Among these employees, we had 231 permanent employees and 50 temporary employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
Government Regulation
Transportation and Aviation
United States. As an arranger of air travel and an indirect air carrier, we are subject to United States Department of Transportation (“DOT”) regulations governing our advertising and sale of by-the-seat air transportation as well as the advertising and sale of aircraft charter. We are also subject to DOT regulations relating to consumer protection matters such as unfair or deceptive practices, flier complaints and ticket refunding policies and practices. Our operators are subject to the laws and regulations relating to the operation and maintenance of aircraft promulgated by the Federal Aviation Administration (“FAA”). Further, as a transporter of organs for transplant, we are subject to DOT regulations relating to the transportation of organs for transplant. Because Blade does not currently operate aircraft, our business operations are not directly regulated by the FAA. Our ground transportation offerings are governed by applicable local, state and federal regulations and include (i) owned vehicles for our Medical segment, both with and without lights and sirens; and (ii) third-party owned and operated vehicles for use in both our Medical and Passenger segments.
Canada. Our Canadian operations are subject to strict regulations imposed by various Canadian government agencies, including Transport Canada and Nav Canada. These regulations impose restrictions on the way we conduct our business, as well as the activities of our third-party aircraft operators. Additionally, Transport Canada and Nav Canada regulations require specific disclosures to consumers and the filing of flight routes.
France and Monaco. Our French operations are subject to strict regulation by government agencies in the country, including the Direction Générale de l'Aviation Civile (“DGAC”) and the Autorité de la Concurrence. Our Monégasque operations are subject to a complex and constantly changing regulatory landscape governed by the Direction de l'Aviation Civile de Monaco.
India. The Indian Joint Venture’s operations are regulated by Indian government agencies, including the Airports Authority of India, Ministry of Civil Aviation and Directorate General of Civil Aviation.
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
We routinely use the Investor Relations section of our website (https://ir.blade.com/), our corporate website (www.blade.com) and our X feed (@flybladenow) as channels of distribution to publish important information about Blade, including financial or other information that may be deemed material to investors. Information contained on our websites or social media channels is not part of this Annual Report or our other filings with the SEC. Except as specifically incorporated by reference into this document, information on these websites or social media channels is not part of this document.
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

We have incurred significant losses since inception. While we currently generate revenue primarily from the sale of air transportation, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability. Further, some of our future growth plans are dependent upon the availability of EVA. There can be no assurance that regulatory approval and availability of EVA, or consumer acceptance of EVA, will occur in a timely manner, if at all. In addition, there may be additional costs associated with the initial build out of EVA infrastructure needed to service our routes and we cannot be sure that EVA will result in expected cost savings or efficiencies, which could in turn affect our profitability.

Further, our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our Passenger services, our ability to secure new transplant centers, organ procurement organizations and hospital customers (collectively, “Medical Customers”), and our ability to effectively integrate acquisitions.

We expect to continue to incur net losses for the foreseeable future as we focus on growing our services in both the United States and internationally. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•the amount of net revenue generated by sales of our Passenger and Medical services;

•our decision to purchase aircraft and/or vehicles;

•our launch of new Medical services, passenger routes and/or products;

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

Blade’s Passenger urban air mobility services have grown rapidly since we launched our business in 2014, however, our service offerings are still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all.

Further, we currently operate our Passenger business in a limited number of metropolitan areas. The success of these markets to date and the opportunity for future growth in these markets may not be representative of the potential market for urban air mobility in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of EVA technology, as well as the willingness of commuters and travelers to widely adopt urban air mobility as an alternative for ground transportation. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability, or for other reasons, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition and results of operations.

Prior to our offerings, the New York urban air mobility airport transfer market had not been served on a by-the-seat air transportation basis since U.S. Helicopter offered helicopter service in the 2000s. Furthermore, some of the other urban air mobility markets where we plan to expand have never had by-the-seat helicopter services. As a result, the number of potential fliers using our urban air mobility services cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets.

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

Our Passenger business, comprised of our Short Distance and Jet and Other offerings, are vulnerable to changes in consumer preferences, discretionary spending, and other market changes impacting luxury goods and discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our urban air mobility services, or could shift demand from our urban air mobility services to other methods of air or ground transportation for which we do not offer services. If we are unable to generate demand or there is a future shift in consumer spending away from urban air mobility, our business, financial condition, and results of operations could be adversely affected.

Our Jet and Other product line is reliant on certain customers which could impact our Passenger segment revenue.

A portion of our revenue in the Jet and Other product is concentrated in a small number of jet charter customers. The jet charter market is vulnerable to changes in consumer preferences, discretionary spending, and other economic factors that can affect these customers' decision to charter with us or to pursue other transportation methods, including purchasing personal aircraft to meet their air transportation needs.

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

There are a number of existing laws, regulations, and standards that may apply to EVA, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address EVA more specifically could delay the ability of OEMs to receive type certification by transportation authorities and thus delay our third-party aircraft operators’ ability to utilize EVA for our flights. In addition, there can be no assurance that the market will accept EVA, that we will be able to execute on our business strategy, or that our offerings utilizing EVA will be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding EVA, including the overall safety and the potential for injuries or death occurring as a result of accidents involving EVA, regardless of whether any such safety incidents occur involving Blade or our third-party operators. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition, and results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.

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

The operation of aircraft is subject to various risks, and demand for air transportation has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade flights, our third-party aircraft operators, aircraft flown by our third-party aircraft operators or Blade-owned aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board (“NTSB”), and are often separated into categories of transportation. Because our services include a variety of transportation methods, our customers may have a hard time determining how safe our services are, and their confidence in the safety of our services may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services, organ transportation services, air medical transportation or the transportation methods they utilize.

We believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure, or that of our third-party operators, to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, one of our third-party operators’ Blade-branded aircraft, a Blade-owned aircraft, or a type of aircraft in our third-party operators’ fleet that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. Blade-branded aircraft have in the past been involved in accidents and despite our best efforts, there can be no guarantee that such events will not occur in the future. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees, a Blade-owned aircraft, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft as used by our third-party operators could create an adverse public perception, which could harm our reputation, resulting in current or prospective customers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.

We may purchase aircraft in the future.

Purchasing aircraft will change aspects of our business model and include a significant investment that could affect our financial condition, cost structures and cause operational disruptions. Though we would continue to service the vast majority of our demand utilizing aircraft that are owned and operated by third-parties, purchasing aircraft represents an evolution of our “asset-light” business model, as there are risks associated with owning or operating any number of aircraft. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft, including as a result of the grounding of aircraft, which could adversely impact our business, operating results, cash flows and financial condition. In addition, we may be required to recognize losses in the future due to a decline in the fair values of certain tangible assets, including these aircraft.

Additionally, we may incur substantial maintenance costs as part of our owning aircraft. Maintaining a fleet of aircraft will require regular maintenance work, which may cause operational disruption. Our inability to perform or to contract timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on, us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft.

Ownership of aircraft is subject to various legal, financial and reputational risks stemming from catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. Moreover, any aircraft accident or incident, even if fully insured, and operated by a third-party operator, could create a public perception that we are less safe or reliable than other air transportation companies, which could cause our customers to lose confidence in us and switch to other air transportation companies or other means of transportation.

If we choose to operate some aircraft directly in the future, versus utilizing a third-party, we would be subject to additional risks.

Our management has limited experience with operating aircraft. We may not be successful in identifying all potential costs and regulatory requirements related to the operation and maintenance of aircraft, and we may incur considerable costs.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future if we choose to operate some aircraft directly. These risks could endanger the safety of our customers, our employees, third-parties, equipment, organs and other medical cargo, and the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers, and survivors of deceased passengers, our Medical customers and property owners.

There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.

We expect to face intense competition in the urban air mobility industry.

The urban air mobility industry is still developing and evolving, but we expect it to be highly competitive. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. For example, some multimodal transportation providers and even commercial airlines have expressed interest in air mobility, and Uber Technologies, Inc. has a significant investment in a company that is developing EVA aircraft. Moreover, potential manufacturers of EVAs may choose to develop vertically integrated businesses, or they may contract with competing air mobility service providers rather than entering into operating contracts with us or our third-party operators, which would be a threat to our business. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national helicopter or heliport operations that we rely on to offer our urban air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the urban air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country.

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

We rely significantly on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations and other strategic partners and alliances to generate revenues, expand into new markets and further penetrate existing markets. In recent years, we have entered into strategic business relationships with, among others, Organ Procurement Organizations, hospitals and transplant centers to increase growth in our Medical product line. Our Medical product line growth is highly dependent on the procurement of human organs for transplant by our Medical Customers.

If our Medical Customers cannot procure human organs for transplant or the industry experiences a shortage of human organs, we may face challenges in fulfilling our contractual obligations with third- party aircraft and ground operators. This could negatively impact our reputation, ability to generate increased revenue and achieve profitability.

Additionally, if new organ preservation technology or the emergence of animal-derived, synthetic, or lab-grown organs makes rapid, dedicated air transportation of human organs unnecessary, our Medical Customers may no longer require our services to successfully complete organ transplants for their patients, which could have a material adverse effect on our business, results of operations, and financial condition.

The organ transportation market is highly competitive and some providers benefit from proprietary organ preservation technology or additional capabilities that could put us at a disadvantage.

We compete for organ transportation business primarily on our ability to provide reliable, end-to-end air and ground transportation at competitive pricing. Increasingly, we compete directly with manufacturers of organ preservation equipment that also offer transportation or with providers that offer additional services, such as surgical organ recovery, that our customers find valuable. We may face increased competition as our Medical Customers may prefer a streamlined logistics offering, including services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

Furthermore, the organ transportation market is highly regulated and continually evolving. In order to continue to offer competitive organ transport solutions, we have pursued, and may continue to pursue, acquisitions related to our Medical segment. All future acquisitions are subject to various conditions, including regulatory approvals. Acquisitions may encounter intense scrutiny under federal and state antitrust laws. Any delays, injunctions, conditions or modifications by any government agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. Additionally, as we expand our Medical offerings, we have been in the past, and could be in the future, the subject of anticompetitive litigation by the Federal Trade Commission (FTC), the Department of Justice (DOJ) and the Department of Health and Human Services (HHS.)

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

•a failure to operate our business in a way that is consistent with our certain values;

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

•mistakes, delays or inconsistency in our evaluation of organ offers for customers of Trinity Organ Placement Services; or

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

Any failure to offer high-quality customer support may harm our relationships with fliers or Medical Customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.

We strive to create high levels of flier satisfaction through the experience we provide in our terminal lounges and the support provided by our Flier Experience team, Medical Logistics Coordinators and Flier Relations representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain fliers and commercial customers. Fliers depend on our Flier Relations team to resolve any issues relating to our services, such as flight operations policies, flight cancellations, or scheduling changes. Transplant centers depend on our logistics coordinators to monitor and coordinate between multiple operators of air and ground transportation, surgical teams procuring organs, organ procurement organizations providing support at the donor site, and the transplant centers that will ultimately perform the transplant on the recipient. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our fliers and Medical Customers and are sufficiently knowledgeable about our services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.

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

In our Passenger segment, our success also depends on our ability to generate more revenue per flight by maintaining high flier utilization rates (i.e., the number of seats purchased on each flight). Flier utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low flier utilization rates to increase or maintain flier satisfaction and brand recognition and for marketing or other purposes. We have utilized certain commuter passes and bulk purchasing options to increase our flier utilization rates in the past; however, these products may be less appealing due to changes in consumer preferences, discretionary spending, and other economic factors.

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

Disruption of operations at the airports or heliports where our terminal facilities are located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm our business. Certain airports or heliports may regulate flight operations, such as limiting the number of landings per year, which could reduce our operations. Bans on our airport operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport-imposed fees, which would adversely affect our business, financial condition, and operating results.

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

Natural disasters, including tornados, hurricanes, floods and earthquakes, wildfires and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards, or snowstorms, may damage or impact our facilities, those of third-party aircraft operators, or otherwise disrupt flights into or out of the airports from which our flights arrive or depart. For example, our Northeast United States operations are subject to severe winter weather conditions, and our South Florida operations are subject to tropical storms and hurricanes. Less severe weather conditions, such as rainfall, snowfall, fog, mist, freezing conditions, or extreme temperatures, may also impact the ability for flights to occur as planned, which could reduce our sales and profitability and may result in additional expenses related to rescheduling of flights.

The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks, or disruptive political events in regions where we operate and where our facilities are located, or where our third-party aircraft operators’ facilities are located, could adversely affect our business.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. In addition, passenger demand may be negatively impacted by climate change concerns. As we consider purchasing aircraft, there could be additional costs and disclosure requirements if we were to own and or operate.

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

Terrorist attacks, geopolitical conflict or security events may adversely affect our business, financial condition and results of operations.

Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, could have a significant adverse effect on our business, reputation and brand. Despite significant security measures at airports and heliports, the aviation industry remains a high-profile target for terrorist groups. Security events, primarily from external sources but also from potential insider threats, also pose a significant risk to our passenger and organ transport operations. These events could include random acts of violence and could occur in public areas that we cannot control. Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, even if not made directly on or involving the aviation industry, could have a significant negative impact on us by discouraging passengers from flying, leading to decreased revenue. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring or could occur, such as flight redirections or cancellations, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the availability of aircraft fuel. Continued periods of significant disruption in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results, and liquidity.

Although aircraft operators are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries (for example, the wars in Ukraine and the Middle East) or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity, or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators or our potentially owned aircraft. The impact of such events may limit our ability to expand internationally, attract and retain fliers and commercial customers, and our third-party aircraft operators’ ability to perform our by-the-seat flights, which could result in loss of revenue and adversely affect our ability to provide our services.

Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices

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

We use open source software in connection with our platform and plan to continue using open-source software in the future. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software. If we combine or link our proprietary source code with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open-source software, we cannot provide assurance that all open-source software is reviewed prior to use in our platform, that our developers have not incorporated open-source software into our platform that we are unaware of, or that they will not do so in the future. Additionally, the terms of open-source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open- source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open-source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, and the open-source software may contain security vulnerabilities.

If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to offer our existing Passenger flight schedule and to expand or change our Passenger route network in the future, which may have a material adverse impact on our operations.

In our Passenger segment, in order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain or obtain space for passenger terminals. As airports and heliports around the world become more congested, it may not be possible for us to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports and heliports throughout our network, including those imposed by inadequate facilities at desirable locations. Additionally, there is no assurance that we will be able to obtain necessary approvals and to make necessary infrastructure changes to enable adoption of EVA. Any limitation on our ability to acquire or maintain space for passenger terminal operations could have a material adverse effect on our business, results of operations, and financial condition.

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

Prior to our recapitalization we financed our operations and capital expenditures primarily through private financing rounds. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to inflation, interest rates, economic instability or otherwise have, resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our international operations and any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.

We have started expanding our Passenger segment internationally. In 2019, we entered into a joint venture in India (our “Indian Joint Venture”), in 2021, we expanded into Canada through the acquisition of the exclusive rights to Helijet International, Inc.’s passenger transportation services, in 2022, we expanded into Europe (France, Switzerland and Monaco) through the acquisition of the passenger transportation services of Héli Sécurité, Azur Hélicoptère and Monacair, and we may continue to expand our international operations into new countries. Operating outside of the United States may require significant management attention to oversee operations across a broad geographic area with varying regulations, customs and cultural norms, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We have, and may, incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

As of December 31, 2023, our European market expansion has incurred integration issues and losses, resulting in an impairment of the carrying values of the purchased intangible assets related to our acquisition of the passenger transportation services of Héli Sécurité, Azur Hélicoptère and Monacair. We made these acquisitions following careful analysis and due diligence to achieve our desired strategic objective to expand internationally in the largest helicopter market globally than are most likely, in our estimation, to be improved following the introduction of EVA; however, the acquisition involved estimates, assumptions, and judgments, which have varied, and may continue to vary, due to slower than expected business integration, lower than anticipated operating results of the European expansion and our expectation of delays in the commercialization of EVA for use in Europe.

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

We have and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships, route acquisitions or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We have and may continue to have impairment of intangible assets or goodwill related to our acquisitions. For example, during the year ended December 31, 2023, the Company recognized an impairment charge for the exclusive rights to air transportation services associated with the acquisition of Blade Europe in the amount of $20.8 million, which was included in intangible impairment expense within general and administrative expenses in the consolidated statements of operations and is part of the Passenger segment. The impairment was as a result of adjustments made to the near term projections for revenue, expenses and expected EVA introduction, to reflect our experience operating Blade Europe since September 2022 as well as expected delays in the commercialization of EVA.

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

We maintain general liability aviation premise insurance and non-owned aircraft liability coverage We believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. There is also no assurance that the current coverage is adequate to cover potential claims and that current policies may include certain policy exclusions that could decrease or eliminate coverage. Further, we expect our insurance costs to increase as we add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the adoption of EVAs will have on our insurance costs.

If we decide to purchase and or operate aircraft, there could be additional insurance costs related to aviation hull, aviation liability, aviation premises, hangar, product, and or war risk insurance coverages. There is no assurance that insurance carriers would be able to provide us with sufficient insurance coverage or affordable premiums. If insurance coverage is not available, our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition and results of operations.

Regarding other non-aviation insurance policies, we maintain a number of insurance policies, including directors' and officers' liability insurance, general liability insurance, property insurance, employment practices insurance, cyber insurance, and workers' compensation insurance, among others. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

We are highly dependent on our senior management team and other highly skilled personnel. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, technology, legal and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.

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

Our financial results may fluctuate from quarter to quarter due to a number of factors, including but not limited to the seasonality of our fliers’ travel patterns and the demands of our Medical Customers, both of which are unpredictable and could impact the volume of air transportation missions we arrange in any given quarter. Our revenue from sales may fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Risks Related to Our Dependence on Third-Party Providers

We rely on our third-party operators to provide and operate aircraft. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

We primarily rely on third-party contractors to own and operate aircraft. Should we experience complications with any of these third-party contractors or their aircraft, we may need to delay or cancel flights. We face the risk that any of our contractors may not fulfill their contracts and deliver their services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster and public health threats. The failure of any contractors to perform to our expectations could result in delayed or canceled flights and harm our business. Our reliance on contractors and our inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.

If our third-party aircraft operators are unable to match our growth in demand or we are unable to add additional third-party aircraft operators to our platform to meet demand, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

We are dependent on a finite number of certificated third-party aircraft operators to primarily provide our services. In the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we may not have access to the necessary number of aircraft to achieve our planned growth. Though we have successfully incentivized our operators to add aircraft to support our growth in the past, there is no guarantee we will be able to continue doing so without incurring costs. If our third-party aircraft operators are unable or unwilling to add aircraft, or are only able to do so at significantly increased expense, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators on reasonable terms, or at all, our business and results of operations could be adversely affected. As the urban air mobility market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the urban air mobility market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees, may increase, as may the cost of securing their services.

Transportation for the hearts, lungs and livers that make up the vast majority of our Medical product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests is the primary metric by which Medical Customers evaluate our performance. The short turnaround times required in our Medical product line necessitate dedicated aircraft and crews. Historically, the combination of our Passenger and Medical demand has been enough to incentivize operators to provide dedicated aircraft and crews for this purpose, but there is no guarantee that will continue, particularly if demand for private aircraft continues to increase. As a result, we may need to own and/or operate aircraft in the future in order to maintain access to the number of aircraft required to support or growing business; ownership and operation of aircraft would result in additional risks.

If we encounter problems with any of our third-party aircraft operators or third-party service providers, such as workforce disruptions, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

Due to our reliance on third parties aircraft operators, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this “Risk Factors” section, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, such as conditions resulting from the COVID-19 pandemic, have subjected certain of these third-party regional operators to significant financial and operational pressures, which have in the past and could result in the temporary or permanent cessation of their operations. We may also experience disruption to our regional operations if we terminate agreements with one or more of our current aircraft operators and transition the services to another provider.

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

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Safe operation of aircraft is primarily the responsibility of our third-party operators and they are primarily held liable for accidents, thus incidents related to aircraft operation are covered by our third-party operators’ insurance. A limited number of hull and liability insurance underwriters provide coverage for our third-party aircraft operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of aviation accidents and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation.

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

Our platform’s continuing and uninterrupted performance is critical to our success. We currently host our platform and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these services, we do not have control over the operations of the facilities used by our third- party provider, and their facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, and similar events or acts of misconduct. In addition, any changes in our third-party cloud infrastructure provider’s service levels may adversely affect our ability to meet the requirements of users. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings, and could harm our business, financial condition, and results of operation.

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

Any significant reduction in air traffic capacity at and in the airspace serving key airports in the United States or Internationally could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in the National Airspace System and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies, have resulted in short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. Outdated technologies may also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017 respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.

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

We could be subject to litigation, which is expensive and could divert management attention.

We have in the past, and may in the future become, involved in legal actions and claims related in the ordinary course of business related to breaches of contracts, wrongful termination, injury, creation of a hostile workplace, discrimination, wage and hour, employee benefits, sexual harassment and other employment issues. Employees and former employees, from time to time, bring lawsuits against us regarding injury, creation of a hostile workplace, discrimination, wage and hour, employee benefits, sexual harassment and other employment issues. Companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their businesses. If we experience significant incidents involving employment or harassment-related claims in the future, we could face substantial out-of-pocket losses and fines if claims are not covered by our insurance coverages, as well as negative publicity. In addition, such claims may give rise to litigation, which may be time-consuming, costly and distracting to our management team.

In the past, following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action or state stockholder lawsuits have often been instituted against publicly traded companies. We have been, and may in the future be, additional litigation and regulatory proceedings, including Section 220 Books and Records Demands, which could be used to file a derivative lawsuit against directors and officers. For additional information about litigation matters, see the section entitled “Business-Litigation”.

The existence of litigation, claims, investigations and proceedings may harm our reputation, limit our ability to conduct our business in the affected areas and adversely affect the trading prices of our stock and/or other securities. The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could result in substantial costs and divert our management's attention and resources from other business concerns, which could significantly impact our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments, incur legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.

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

We currently operate passenger terminals out of several airports and heliports throughout the Northeast United States. These facilities are strategically located in close proximity to heavily populated areas. If these airports or heliports were to restrict access for rotor wing operations, our passenger volume and utilization rates may be significantly adversely impacted and certain existing or planned future routes may cease to be profitable for us to operate. New York has a limited number of hangar and helipad sites, which may limit our ability to expand operations to other locations within the state. While we do not require hangar space to operate our business, the availability of nearby hangar space is advantageous to allow our third-party aircraft operators to effectively support our business. In addition, communities near certain key heliports and airports, and the elected officials representing them, are concerned about noise generated by helicopters. Some of these communities have proposed new rules and legislation to reduce or eliminate helicopter flights from key Blade service areas, including Manhattan, Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez. For example, across the United States, proposed legislation in 2021 at local, city and state levels sought to limit helicopter flights over cities with certain population and density restrictions, though its our view such bills will not pass. Between June 1, 2023 and September 15, 2023, the local governments of Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez, will impose daily and weekly limitations on the frequency of helicopter movements from landing zones within their respective geographical areas. Moreover, the Town Board of the Town of East Hampton, New York is considering the temporary closure, or additional restrictions on the use, of the East Hampton Airport, following the expiration of FAA grant assurances in September of 2021. On February 15, 2022, the Company filed and others filed a petition in the Supreme Court of the State of New York, County of Suffolk, alleging that the plan to close the East Hampton Airport violates New York’s Environmental Quality Review Act and Article 78 of New York’s Civil Practice Law and Rules. The court granted a temporary restraining order, which the respondents unsuccessfully tried to modify or partially stay. The court later consolidated this case with two other similar cases and on October 19, 2022 the court granted our and other petitioners’ petitions in their entirety, which led to the respondents filing of Notice of Appeal. Additionally, the Company and other plaintiffs filed a complaint in the United States District Court, the Southern District of New York, against the County of Westchester, April Gasparri, and Avports for preventing them from operating at Westchester County Airport. The County of Westchester responded with counterclaims against the plaintiffs for violating Westchester County Airport’s terminal use procedures and seeking a permanent injunction. The Company denies violating the terminal use procedures. If these or any similar efforts are successful, our business would be severely impacted and our growth opportunities in such areas may be reduced.

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

The CPPA provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new, there is still some uncertainty about how the CCPA will be interpreted and enforced. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, CPRA, which amended and expanded the CCPA, including by providing consumers with additional rights with respect to their personal information took effect applying to information collected by businesses on or after January 1, 2022. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA and CPRA.

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

Failure to comply with applicable privacy and security laws and regulations could result in a material breach of contract with one or more of our Medical Customers, subject us to enforcement actions and adversely affect our business and our financial condition.

The cost of compliance with the laws and regulations is high and is likely to increase in the future as we continue to develop new verticals in the Medical segment, including our Trinity Organ Placement Services product or “TOPS.” Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have an adverse effect on our operations, financial performance and business.

HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require business associates to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of PHI entrusted to us, we could be found to have breached our contracts with our customers and/or be subject to investigation by the HHS Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have developed and are implementing policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our Medical segment. Further, the FTC has prosecuted certain uses and disclosures of personal information and data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act or under the FTC Health Breach Notification Act.

Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.

In recent years, governments have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and increasing the costs of our operations by us or our third-party aircraft operators. More stringent environmental laws, regulations, or enforcement policies could have a material adverse effect on our business, financial condition, and results of operations.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to the existence of two material weaknesses as follows:

•The lack of effective IT General Controls in relation to:
•user access controls that adequately restrict user access to financial applications, programs and data affecting underlying accounting records, and
◦the change management controls for certain operational applications that ensure IT program and data changes are identified, tested, authorized and implemented properly.

•a number of control deficiencies in relation to the revenue process that, although not individually material in nature, in aggregate constitute a material weakness

These material weaknesses could impact our financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have implemented Sarbanes-Oxley Act (“SOX”) compliance software to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls as described under “Item 9A. Controls and Procedures: Management’s Plans for Remediation” and expect to have the two identified material weaknesses remediated during 2024, the work is ongoing, may be time consuming and costly, and there can be no assurance as to when we will successfully remediate these material weaknesses.

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

We are accounting for both the Public Warrants and the Private Placement Warrants as a warrant liability. At each reporting period, the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and the fair value of the liability of the public and private warrants will be remeasured. The change in the fair value of the liability will be recorded as other income (expense) in our consolidated statement of operations. The value of the liability related to the Warrants is determined by the warrants' market price, which is driven mainly by the share price of our common stock. Changes in the warrants' market price may have a material impact on the estimated fair value of the embedded derivative liability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on the share price of our common stock. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. See Note 2, 12 and 13 to the consolidated financial statements for additional information.

The price of our securities may change significantly, and you could lose all or part of your investment as a result.

The trading price of our common stock and Warrants has been and in the future may again be volatile. The stock market experienced extreme volatility during part of 2020, 2021, 2022 and 2023. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. An investor might not be able to resell shares or Warrants at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Growth Strategy”. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

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

We are a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, OR (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non- affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may incur significant costs associated with increased regulation as we transition from an “emerging growth company” to accelerated filer status.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” As of December 31, 2024, we will no longer be an emerging growth company, as defined under the JOBS Act, and will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.

We will be faced with increased compliance regulation and disclosure requirements as we transition into accelerated filer status from “emerging growth company” status and these rules and regulations contribute to increased legal and financial compliance costs and make some activities time-consuming. In particular, we will be subject to new requirements, including, but not limited to, compliance with the auditor attestation requirements of Section 404, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies. Such changes may require us to incur additional costs for compliance.

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

In addition, the shares of common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. As of December 31, 2023, approximately 9,512,751 shares of our common stock were reserved for future issuance under our 2021 Omnibus Incentive Plan.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
Blade’s cybersecurity is overseen by our senior management team including leaders from IT, Product Development, Finance, HR, and Legal. Our Chief Financial Officer, Vice President of Engineering and the Audit Committee of our Board of Directors review the organization's cybersecurity at regular meetings, which are quarterly, and when specific situations arise.

Discussions in these meetings cover issues important to Blade’s cybersecurity, which may include.
•Cybersecurity Threat Landscape: Emerging threats and trends;
•Incident Reports: Recent incidents and responses;
•Vulnerability Assessments and Penetration Testing: Identified vulnerabilities, remediation progress, and penetration testing results;
•Compliance: Adherence to laws, regulations, and standards;
•Security Policies and Procedures: Review and updates;
•Employee Training and Awareness: Training programs and awareness initiatives;
•Risk Management: Strategies to mitigate risks;
•Technology and Security Infrastructure: IT security and new technologies;
•Cybersecurity Insurance: Coverage and policy adequacy;
•Disaster Recovery and Business Continuity: Readiness and plan effectiveness’
•Performance Metrics: Effectiveness of security posture.

The company maintains safeguards including employee training, incident response reviews and exercises, cybersecurity insurance, and business continuity plans to protect its assets. Processes are regularly reviewed by internal and external experts. A third-party cybersecurity program is used to minimize disruption to business and operations.

To date, the Company has not experienced any material cybersecurity incidents and expenses incurred from cybersecurity incidents were immaterial (including penalties and settlements, of which there were none). For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors - "Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices", which are incorporated by reference into this Item 1C.
Item 2. Properties
Our corporate headquarters is located in New York, New York. We use this facility for finance and accounting, legal, talent management, technology, marketing, sales and other administrative functions. We also maintain, primarily for the Passenger segment, branded terminals for the use of Blade fliers and customer experience personnel pursuant to leases, licenses or permits with operators of various heliports and airports in New York, New York, Newark, New Jersey, Nantucket, Massachusetts, Cannes, France, Nice, France and Monte Carlo, Monaco. Our wholly-owned subsidiary Trinity, which is part of the Medical reporting segment, operates from Tempe, Arizona, Blade Europe, which is part of the Passenger reporting segment, operates from offices in Cannes, France and Monaco.
Item 3. Legal Proceedings

In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of December 31, 2023, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

On February 8, 2024, and February 21, 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed. The lawsuits are captioned McFee v. Affeldt, et al.(“McFee”) and Drulias v. Affeldt, et al. (“Drulias”) (Del. Ch. 2024). McFee asserts breach of fiduciary duty claims against the former directors of Experience Investment Corp. (“EIC Directors”) and KSL Capital Partners Management V and alleges that the proxy statement related to the acquisition of Old Blade (“Merger Proxy”) insufficiently disclosed EIC’s cash position and the shareholder economics of the combined Company. Drulius asserts breach of fiduciary duty and unjust enrichment claims against the EIC Directors, the former officers of EIC, and KSL Capital Partners, LLC (“KSL”), and aiding and an abetting breach of fiduciary duty claim against KSL. The Drulias complaint alleges that the Merger Proxy insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who is also our current chief executive officer. The complaints seek, among other things, damages and attorneys’ fees and costs.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Market Information
Our common stock is traded on The NASDAQ Capital Markets under the symbol “BLDE”.
Holders

On March 6, 2024, the Company had 31 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 6 to the consolidated financial statements included herein for additional information.
Item 6. [Reserved]
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

Overview

Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States, Southern Europe and Western Canada. Based in New York City, Blade's asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.

Blade operates in three key product lines across two segments (see Note 7 to the consolidated financial statements included herein for further information on reportable segments):

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
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs .
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

Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Year Ended December 31,
	2023	2022
Seats flown – all passenger flights	154,608	106,368

We define “Seats flown — all passenger flights” (Seats Flown) as the total number of seats purchased by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term consumer-facing strategy is primarily focused on growth in by-the-seat products, and we believe that Seats Flown is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; which is captured by Seats Flown. Passenger revenue is heavily influenced by the Jet and Other product lines where we typically fly fewer passengers over long distances at a high price. We believe the Seats Flown metric is useful to investors in understanding the overall scale of our Passenger segment and trends in the number of passengers paying to use our service.
Our Business Model

Blade leverages an asset-light business model: we primarily utilize aircraft that are owned and/or operated by third-parties on Blade’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival. For flights offered for sale by-the-seat, Blade schedules flights based on demand analysis and takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

When utilizing third-party aircraft and/or aircraft operators, we typically pre-negotiate fixed hourly rates and flight times, paying only for flights actually flown, creating a predictable and flexible cost structure. Blade provides guaranteed flight commitments to some of our third-party operators through capacity purchase agreements, which enable Blade to ensure dedicated access to such aircraft with enhanced crew availability, lower costs and, in many cases, the ability to unlock more favorable rates when flying more than the minimum number of hours we guarantee to the operator. Additionally, a significant portion of Blade trips are flown by safety-vetted operators to whom Blade makes no commitments, providing us with additional flexible capacity for high demand periods.

We prioritize the use of dedicated aircraft under capacity purchase agreements, which provide better economics, but size our commitments significantly below our expected demand to limit the risk of a guarantee shortfall and then fulfill incremental demand through our network of non-dedicated operators. In 2023, approximately 46% of Blade’s flight costs were pursuant to capacity purchase agreements that included flight volume guarantees from Blade.

Blade’s proprietary “customer-to-cockpit” technology stack enables us to manage fliers and organ transports across numerous simultaneous flights with multiple operators around the world. We believe that this technology, which provides (i) real-time tracking of organ transports and passenger flights; (ii) profit/loss information on a flight-by-flight basis; (iii) customized portals for all relevant parties including pilots, accounting teams, operator dispatch, transplant coordinators and Blade’s logistics team; and (iv) a customer-facing app for passenger missions, will enable us to continue to scale our business. This technology stack was built with future growth in mind and is designed to allow our platform to be easily scaled to accommodate, among other things, rapid increases in volume, new routes, new operators, broader flight schedules, international expansion, next-generation verticraft and ancillary services (e.g., last/first-mile ground connections, trip cancellation insurance, baggage delivery) through our mobile apps, website and cloud-based tools.

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
Ability to attract and retain customers in our MediMobility Organ Transport and Jet and Other product line
Our MediMobility Organ Transport product line primarily serves transplant centers, organ procurement organizations and hospitals. Transportation for the hearts, lungs and livers that make up the vast majority of this product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which Medical Customers evaluate our performance.

The organ transportation market is highly competitive and we compete for organ transportation business primarily on our ability to provide reliable, end-to-end air and ground transportation at competitive pricing. Increasingly, we compete directly with manufacturers of organ preservation equipment that also offer transportation or with providers that offer additional services, such as surgical organ recovery, that our customers find valuable. We may face increased competition as our Medical Customers may prefer a streamlined logistics offering, including services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

We utilize the same aircraft and aircraft operators in the Jet and Other business line of our Passenger segment. Historically, the combination of our Passenger and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Periods of increased demand for private jets have historically led to increased charter costs and more limited availability in the spot jet charter market. Although this has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices in recent periods, jet charter, which makes up the majority of our Jet and Other business line, is highly competitive and volumes and pricing have historically been significantly influenced by overall market supply and demand.
Impact of inflation to our business

We generally pay a fixed hourly rate to our third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. To the extent we choose to own and/or operate aircraft in the future, we would be more directly exposed to inflation of aircraft operating expenses including pilot salaries, fuel, insurance, parts and maintenance.

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

Development, approval and acceptance of EVA for commercial service

We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertiports in our existing and new markets. However, EVA involves a complex set of technologies, which we rely on original equipment manufacturers (“OEMs”) to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers or cargo, OEMs must receive requisite approvals from federal transportation authorities. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all. In order to gain government certification, the performance, reliability, and safety of EVA must be proven, none of which can be assured. Even if EVA aircraft are certified, individual operators must conform EVA aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA aircraft, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business. There is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.
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

Jet and Other revenue has historically been stronger in the first and fourth quarter (Q1 and Q4) given that our by-the-seat jet service between New York and South Florida has historically operated only between November and April. We discontinued this service in Q4 2023 and do not expect the seasonality in our Jet and Other revenue to be significant in 2024.

Medical segment

Historically, seasonality in our MediMobility Organ Transport business has not been significant.

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
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, impairment of intangible assets, directors and officers insurance costs, professional fees, credit card processing fees and establishment costs.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue
Revenue	$225,180	100%	$146,120	100%

Operating expenses
Cost of revenue	183,058	81%	123,845	85%
Software development	4,627	2%	5,545	4%
General and administrative	95,174	42%	62,510	43%
Selling and marketing	10,438	5%	7,749	5%
Total operating expenses	293,297	130%	199,649	137%

Loss from operations	(68,117)		(53,529)

Other non-operating income (expense)
Interest income, net	8,442		3,434
Change in fair value of warrant liabilities	2,125		24,225
Realized gain (loss) from sales of short-term investments	8		(2,162)
Total other non-operating income	10,575		25,497

Loss before income taxes	(57,542)		(28,032)

Income tax benefit	(1,466)		(772)

Net loss	$(56,076)		$(27,260)

Net loss per share, basic and diluted	$(0.76)		$(0.38)
Weighted-average number of shares outstanding, basic and diluted	73,524,476		71,238,103

Comparison of the Year Ended December 31, 2023 and 2022

Revenue
Disaggregated revenue by product line was as follows:

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$70,700	$44,986	57%
Jet and Other	27,876	29,355	(5)%
MediMobility Organ Transport	126,604	71,779	76%
Total Revenue	$225,180	$146,120	54%

For the years ended December 31, 2023 and 2022, revenue increased by $79.1 million or 54%, from $146.1 million in 2022 to $225.2 million in 2023.
Short Distance revenue increased by $25.7 million or 57% from $45.0 million in 2022 to $70.7 million in 2023. Growth in Short Distance revenue was primarily driven by the acquisition of Blade Europe in September 2022, contributing growth of $19.8 million, increased volumes of Northeast helicopter charters for a $1.1 million increase, growth in our New York by-the-seat airport transfer products for $2.0 million, and growth in Canada for a $1.9 million increase.

Jet and Other revenue decreased by $(1.5) million or (5)% from $29.4 million in 2022 to $27.9 million in 2023. Decrease in Jet was driven primarily by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida in the fourth quarter ended December 2023 for a $1.7 million decrease, partially offset by increased brand partnership revenues for a $0.4 million increase.
MediMobility Organ Transport revenue increased by $54.8 million or 76% from $71.8 million in 2022 to $126.6 million in 2023. Growth in MediMobility Organ Transport was driven primarily by higher activity from existing clients, resulting in a $29.4 million increase, as hospitals accepted more organs for transplant involving longer travel distances, increasing average flight hours per trip. The addition of new hospital clients resulted in a $23.2 million increase and increased revenue per flight hour resulted in a $2.7 million increase.
Cost of Revenue

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$183,058	$123,845	48%
Percentage of revenue	81%	85%

For the year ended December 31, 2023 and 2022, cost of revenue increased by $59.2 million or 48%, from $123.8 million during 2022 to $183.1 million in 2023 driven by increased flight volume and an increase in the average price per trip.
Cost of revenue as a percentage of revenues decreased by 4 percentage points from 85% to 81%, attributable primarily to (i) increased use of dedicated aircraft (which are more cost efficient) and increased revenue per flight hour in our Medical business; (ii) the acquisition of Blade Europe, which operates at a lower cost of revenue as a percentage of revenue compared with our corporate average; (iii) increased passenger volumes, higher passenger load factor (i.e., percentage of available seats filled) and higher average seat pricing (attributable to fare class adoption) for our New York by-the-seat airport transfer products; and (iv) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing. These improvements were partially offset by a lower passenger load factor on our seasonal by-the-seat jet service between New York and South Florida and our subsequent discontinuation of the service in the fourth quarter ended December 31, 2023.

Software Development

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
Software development	$4,627	5,545	(17)%
Percentage of revenue	2%	4%
For the years ended December 31, 2023 and 2022, software development costs decreased $(0.9) million, or (17)%, from $5.5 million during 2022 to $4.6 million in 2023, attributable primarily to a decrease in staff costs due to reduction in headcount and stock-based compensation versus the prior year period.
General and Administrative

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
General and administrative	$95,174	$62,510	52%
Percentage of revenue	42%	43%
For the years ended December 31, 2023 and 2022, general and administrative expense increased by $32.7 million, or 52%, from $62.5 million in 2022 to $95.2 million in 2023.

The primary drivers for the increase were: (i) a $20.8 million impairment in Blade Europe’s intangible assets, specifically its exclusive rights to air transportation rights (see Note 4 to the consolidated financial statements included herein) (ii) a $11.5 million increase in staff costs, of which $4.1 million is attributable to stock-based compensation, $3.6 million is related to our acquisition of Blade Europe (September 2022) and $2.8 million is attributable to increased headcount to support growth in Medical; (iii) a $3.4 million increase attributable to a contingent consideration compensation (earn-out) in connection with the Trinity acquisition (see Note 11 - “Commitments and Contingencies” to the consolidated financial statements included herein); (iv) a $1.4 million increase in intangibles amortization costs (primarily as a result of our acquisition of Blade Europe, which was included for only four months of the prior year); (v) a $1.1 million increase across various general and administrative items in line with the company’s growth and geographical expansion (including a $0.9 million increase in rent and lease costs due to new leases); and (vi) a $0.9 million increase in credit card processing fees in line with the higher revenue. Those increases were partially offset by a $6.4 million decrease in corporate costs (M&A transaction fees, legal and professional fees and insurance costs).
Selling and Marketing

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
Selling and marketing	$10,438	$7,749	35%
Percentage of revenue	5%	5%
For the years ended December 31, 2023 and 2022, selling and marketing expense increased by $2.7 million, or 35%, from $7.7 million in 2022 to $10.4 million in 2023. The increase is attributable primarily to: (i) a $1.4 million in European marketing expenses (which were included for only four months of the prior year), primarily sales commission; (ii) a $1.4 million increase in sales commissions attributable to MediMobility Organ Transport revenue growth from new clients; and (iii) a $1.0 million increase in US marketing staff costs. Those increases were partially offset by a $1.1 million decrease in US marketing media and promotional expenses.

Other non-operating income (expense)

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except percentages)
Interest income, net	$8,442	$3,434
Change in fair value of warrant liabilities	2,125	24,225
Realized gain (loss) from sales of short-term investments	8	(2,162)
Total other non-operating income	$10,575	$25,497	(59)%
For the year ended December 31, 2023, other non-operating income consists mainly of: (i) $8.4 million interest income, net of interest expense attributable to higher interest rates on our short-term investments and our money market funds in the current year period; and (ii) $2.1 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

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
Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 7 - “Segment and Geographic Information” in the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Segment Revenue, Segment Flight Profit and Segment Flight Margin
The following table presents our segment results for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	% Change

Segment Revenue
Passenger	$98,576	$74,341	33%
Medical	126,604	71,779	76%
Total revenue	$225,180	$146,120	54%

Segment Flight Profit(1)
Passenger	$19,444	$11,295	72%
Medical	22,678	11,592	96%
Total Flight Profit	$42,122	$22,887	84%

Segment Flight Margin(1)
Passenger	19.7%	15.2%
Medical	17.9%	16.1%
Total Flight Margin	18.7%	15.7%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information.

Passenger segment
For the years ended December 31, 2023 and 2022, Passenger revenue increased by $24.2 million or 33%, from $74.3 million in 2022 to $98.6 million in 2023. The increase was attributable to a $25.7 million increase in Short Distance and a decrease of $1.5 million in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Year Ended December 31, 2023 and 2022—Revenue” for more details.
Passenger Flight Profit increased by $8.1 million or 72% for the year ended December 31, 2023, from $11.3 million in the same period of 2022 to $19.4 million in 2023. Flight Profit is defined as revenue less cost of revenue, and in 2022 excluding non-cash right of use “ROU” asset amortization. The increase was attributable primarily to (i) the acquisition of Blade Europe in September 2022; (ii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing; (iii) increased passenger volumes, higher passenger load factor and higher average seat pricing for our New York by-the-seat airport transfer products; and (iv) increased helicopter charter volumes in the Northeast. These improvements were partially offset by a lower passenger load factor on our seasonal by-the-seat jet service between New York and South Florida and our subsequent discontinuation of the service in the fourth quarter ended December 31, 2023.

Passenger Flight Margin increased from 15.2% in the year ended December 31, 2022 to 19.7% in the same period in 2023. The increase was attributable primarily to: (i) the acquisition of Blade Europe, which operates at a higher average Flight Profit Margin compared with our Passenger average; (ii) increased passenger volumes, higher passenger load factor and higher average seat pricing for our New York by-the-seat airport transfer products; and (iii) a reduction in spot market jet charter costs, which decreased more quickly than our jet charter pricing. These improvements were partially offset by a lower passenger load factor on our seasonal by-the-seat jet service between New York and South Florida and our subsequent discontinuation of the service in the fourth quarter ended December 31, 2023.

Medical segment
For the years ended December 31, 2023 and 2022, Medical revenue increased by $54.8 million or 76%, from $71.8 million in 2022 to $126.6 million in 2023. Refer to the disaggregated revenue discussion above under “—Comparison of the Year Ended December 31, 2023 and 2022—Revenue” for more details.

Medical Flight Profit increased by $11.1 million or 96% for the year ended December 31, 2023, from $11.6 million in the same period of 2022 to $22.7 million in 2023. The increase was attributable primarily to increased revenue from new and existing clients and an increase in average flight hours per trip.

Medical Flight Margin increased from 16.1% in the year ended December 31, 2022 to 17.9% in the same period in 2023. The increase was attributable primarily to an increase in average flight hours per trip, which reduces the margin impact of certain operator and facility fees we pass through to our customers at cost, increased revenue per flight hour, increased utilization of dedicated aircraft, which are more cost efficient, and higher volumes of ground transportation serviced by owned vehicles, which are more cost efficient than using third parties.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and/or items that management does not believe are reflective of our ongoing core operations.

	Year Ended December 31,
	2023	2022	% Change

Segment loss
Passenger	$(33,503)	$(14,029)	139%
Medical	(1,388)	(2,930)	(53)%
Total segment loss	$(34,891)	$(16,959)	106%

Segment Adjusted EBITDA(1)
Passenger	$(4,988)	$(6,367)	(22)%
Medical	10,754	5,116	110%
Total segment Adjusted EBITDA	$5,766	$(1,251)	NM(2)
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.

Passenger segment

For the years ended December 31, 2023 and 2022, Passenger net loss increased by $19.5 million or (139)%, from $(14.0) million in 2022 to $(33.5) million in 2023. The increase in net loss is attributable primarily to a $20.8 million impairment in Blade Europe’s intangible assets, specifically its exclusive rights to air transportation rights (see Note 4 to the consolidated financial statements included herein), the acquisition of Blade Europe, which operated at a net loss during the period; and a $1.0 million increase in marketing staff costs ($0.3 million is attributable to stock-based compensation) due to increased headcount. The increase in net loss was partially offset by higher Flight Profit in the US and Canada of $4.3 million, a decrease of $1.2 million in legal fees and a decrease of $1.1 million in US marketing media and promotional expenses.

Passenger Adjusted EBITDA increased by $1.4 million or 22% for the year ended December 31, 2023 from $(6.4) million in the same period of 2022 to $(5.0) million in 2023. The increase is attributable primarily to higher Flight Profit in the US and Canada of $4.3 million and a decrease of $1.1 million in US marketing media and promotional expenses, this improvement was partially offset by the acquisition of Blade Europe, which operated at a negative Adjusted EBITDA during the period; and a $0.7 million increase in marketing staff costs due to increased headcount.

Medical segment

For the years ended December 31, 2023 and 2022, Medical net loss decreased by $1.5 million or 53%, from $(2.9) million in 2022 to $(1.4) million in 2023. The decrease in net loss is attributable to an $11.1 million increase in Flight Profit driven by (i) higher trip volumes and increased flight hours per trip, (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) higher volumes of ground transportation serviced with our internal car fleet, as we continue to add owned vehicles (which are more cost efficient) to provide integrated ground transfers in key markets. The decrease in net loss were partially offset by a $3.4 million increase in contingent consideration compensation (earn-out) expense in connection with the Trinity acquisition (2023 is the last year subject to an earn-out payment), a $4.7 million increase in fixed costs, primarily staff costs in order to support the higher activity, and a $1.4 million increase in sales commissions attributable to revenue growth from new clients.

Medical Adjusted EBITDA increased by $5.6 million or 110%, for the year ended December 31, 2023 from $5.1 million in same period of 2022 to $10.8 million in 2023. The increase is attributable to an $11.1 million increase in Flight Profit driven by (i) higher trip volumes and increased flight hours per trip (ii) increased utilization of dedicated aircraft, which are more cost efficient, and (iii) higher volumes of ground transportation serviced with our internal car fleet, as we continue to add owned vehicles (which are more cost efficient) to provide integrated ground transfers in key markets. Those increases were partially offset by a $4.1 million increase in fixed costs, primarily staff costs in order to support the higher activity, and a $1.4 million increase in sales commissions attributable to revenue growth from new clients.

Reconciliations of Non-GAAP Financial Measures

Certain non-GAAP measures included in this segment results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measure discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. These include Flight Profit, Flight Margin and Segment Adjusted EBITDA, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

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

Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a more accurate measure of the profitability of the Company's flight and ground operations, as they focus solely on the direct costs associated with those operations. Blade believes the exclusion of the ROU asset amortization from Flight Profit and Flight Margin is helpful as it better represents the Company's actual payable expenses in exchange for the flights served by the operators in the fourth quarter. We also believe that excluding this non-cash ROU amortization expense will aid in comparing to prior and future periods as we do not expect it to re-occur after the fourth quarter of 2022.

The following table shows a reconciliation of segment revenue to segment Flight Profit and segment loss:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Passenger	Medical	Passenger	Medical
Revenue	$98,576	$126,604	$74,341	$71,779
Cost of revenue	(79,132)	(103,926)	(63,658)	(60,187)
Non-cash timing of ROU asset amortization	—	—	612	—
Flight Profit	$19,444	$22,678	$11,295	$11,592
Flight Margin	19.7%	17.9%	15.2%	16.1%

Flight Profit	$19,444	$22,678	$11,295	$11,592
Reconciling items:
Non-cash timing of ROU asset amortization	—	—	(612)	—
All other operating expenses(1)	(52,947)	(24,066)	(24,712)	(14,522)
Segment loss	$(33,503)	$(1,388)	$(14,029)	$(2,930)
(1) All other operating expenses refer to the total of software development, general and administrative and selling and marketing expense.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is defined as segment income (loss) excluding non-cash items or certain transactions that are not indicative of ongoing Company operating performance and / or items that management does not believe are reflective of our ongoing core operations (as shown in the table below).

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Passenger	Medical	Passenger	Medical
	(in thousands)
Segment loss	$(33,503)	$(1,388)	$(14,029)	$(2,930)

Reconciling items:
Depreciation and amortization	5,204	1,703	3,949	1,488
Stock-based compensation	1,497	705	1,227	269
Impairment of intangible assets	20,753	—	—	—
Legal and regulatory advocacy fees(1)	686	—	1,874	—
Executive severance costs	375	—	—	—
Contingent consideration compensation (earn-out)(2)	—	9,734	—	6,289
Non-cash timing of ROU asset amortization(3)	—	—	612	—
Segment Adjusted EBITDA	$(4,988)	$10,754	$(6,367)	$5,116
(1) Represents certain legal and regulatory advocacy fees for specific matters (primarily the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. It is worth noting that we do not anticipate incurring any further legal fees related to the Westchester litigation.
(2) Represents contingent consideration compensation of $10,073 in connection with the Trinity acquisition in respect of 2023 results and a $339 credit recorded in connection with the settlement of the equity-based portion of Trinity's contingent consideration that was paid in the first quarter of 2023 in respect of 2022 results. 2023 is the last year subject to an earn-out payment.
(3) We believe that excluding this non-cash ROU asset amortization expense will aid in comparing to prior and future periods as we do not expect it to re-occur after the fourth quarter of 2022.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023 and December 31, 2022, we had total liquidity of $166.1 million and $192.1 million, respectively, consisting of cash and cash equivalents of $27.9 million and $41.3 million, respectively, and short-term investments of $138.3 million and $150.7 million, respectively. In addition, as of December 31, 2023 and December 31, 2022, we had restricted cash of $1.1 million and $3.1 million, respectively. As of December 31, 2023, $138.3 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $166.1 million of total liquid funds as of December 31, 2023, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Annual Report.
Liquidity Requirements
As of December 31, 2023, the Company had net working capital of $170.8 million, zero debt, cash and cash equivalents of $27.9 million and short-term investments of $138.3 million. The Company had net losses of $56.1 million and $27.3 million for the year ended December 31, 2023 and 2022, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of December 31, 2023, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $14.0 million and $21.6 million for the years ending December 31, 2024 and 2025, respectively. $5.0 million and $13.3 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $3.1 million and $0.0 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 11 to the consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $1.9 million and $0.9 million for the years ending December 31, 2024 and 2025, respectively. See Note 5 “Right-of-Use Asset and Operating Lease Liability” to the consolidated financial statements for additional information and for information about future periods.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.6 million and $1.1 million for the years ending December 31, 2024 and 2025, respectively.

In addition, as of December 31, 2023, the Company anticipates making an earn-out payment related to the Trinity acquisition of approximately $10.1 million, of which $7.1 million is in cash (2023 is the last year subject to an earn-out payment). This amount is expected to be paid in the first quarter of 2024, in respect of the year ended December 31, 2023.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(32,349)	$(37,130)
Net cash provided by investing activities	17,089	79,340
Net cash used in financing activities	(76)	(1,084)
Effect of foreign exchange rate changes on cash balances	(66)	72
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,402)	41,198
Cash Used In Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $32.3 million, driven by a net loss of $56.1 million and $6.7 million of cash used for working capital requirements, adjusted for non-cash items consisting of impairment of intangible assets of $20.8 million, stock-based compensation expense of $12.5 million, depreciation and amortization of $7.1 million, non-cash accretion of interest income on held-to-maturity securities of $6.5 million, income from change in fair value of warrant liabilities of $2.1 million, and a deferred tax benefit of $1.5 million. The $6.7 million of cash used for working capital requirements was primarily driven by an increase in accounts receivable of $10.3 million (attributable to the rapid revenue growth in MediMobility Organ Transport), an increase in prepaid expenses and other current assets of $6.0 million, driven by prepayments made to operators in connection with capacity purchase agreements; partially offset by an increase in accounts payable and accrued expenses of $9.0 million, driven by the accrual for the Trinity contingent consideration compensation payment and for the 2023 short term incentive plan, and an increase in lease liabilities of $0.4 million.
For the year ended December 31, 2022, net cash used in operating activities was $37.1 million, primarily driven by a net loss of $27.3 million and $17.0 thousand cash used for working capital requirements, adjusted for non-cash items consisting of income from change in fair value of warrant liabilities of $24.2 million, stock-based compensation expense of $8.3 million, depreciation and amortization of $5.7 million, realized loss of $2.2 million from the sale of short-term investments, accretion of interest income on held-to-maturity securities of $1.1 million, and a deferred tax benefit of $0.8 million. The $17.0 thousand cash used for working capital requirements was primarily driven by an increase in accounts receivable of $5.3 million, due to the rapid growth in MediMobility Organ Transport, an increase in prepaid expenses and other current assets of $5.3 million, driven by prepayments to operators in connection with new capacity purchase agreements, and an increase in other non-current assets of $0.7 million driven by an office lease deposit; fully offset by an increase in accounts payable and accrued expenses of $9.9 million, driven by timing of accruing for the Trinity contingent consideration compensation payment and for the 2022 short term incentive plan, an increase in deferred revenue of $0.7 million (driven by client prepayments), and a $0.6 million increase in lease liabilities (attributable to new leases entered into in 2022).
Cash Provided by Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities was $17.1 million, driven by $264.5 million of proceeds from maturities of held-to-maturity investments, $20.5 million of proceeds from the sales of other short-term investments, offset by $265.8 million in purchases of held-to-maturity investments, $2.1 million in purchases of property and equipment, consisting of leasehold improvements, furniture and fixtures for lounges used by the Passenger segment, and vehicles used by the Medical segment.
For the year ended December 31, 2022, net cash provided by investing activities was $79.3 million, driven by $258.4 million of proceeds from the sales of other short-term investments, $98.0 million of proceeds from maturities of held-to-maturity investments, partially offset by $227.3 million in purchases of held-to-maturity investments, $48.1 million in consideration paid for the acquisition of Blade Europe, $0.7 million in purchases of other short-term investments, $0.7 million in purchases of property and equipment, consisting of leasehold improvements and vehicles, and $0.2 million additional investment in the joint venture in India.

Cash Used In Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $0.1 million, reflecting $0.1 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.

For the year ended December 31, 2022, net cash used in financing activities was $1.1 million, reflecting $1.2 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.
Critical Accounting Estimates
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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

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

Goodwill Assessment

We review goodwill annually (in the fourth quarter) and whenever events or changes in circumstances indicate that goodwill might be impaired. We make certain judgments and assumptions to determine our reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Determination of reporting units is based on a judgmental evaluation of the level at which senior management reviews financial results, evaluates performance, and allocates resources.

We assess goodwill for impairment initially using a qualitative approach; however, should the qualitative assessment indicate potential impairment, a subsequent quantitative test must be performed.

Judgment in the assessment of qualitative factors of impairment include, among other factors: reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base, and factors affecting the reporting unit. To the extent we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill and indefinite-lived intangible asset impairment analysis by comparing the carrying amount to the fair value of the reporting unit.

Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit by considering both public company multiples (a market approach) and projected discounted future cash flows (an income approach) and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.

As of December 31, 2023, for the Blade Europe reporting unit, the first step of the goodwill impairment test (“Step 1 test”) was performed as it was determined that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on our Step 1 test, we determined that the fair value was greater than its respective carrying value and therefore, no further action was necessary.

The key assumptions with significant uncertainty and impact used on our evaluation of the Blade Europe reporting unit for the year ended December 31, 2023 were as follows:

a.EVA introduction timeline
b.Operating margins increase by 10%-15% in the initial years after the introduction of EVA
c.Weighted average cost of capital (“WACC”) of 12.5%

We assumed the introduction of EVA will drive higher profitability as operational costs are anticipated to be lower compared to conventional aircraft.

We performed a sensitivity analysis for the reporting unit. The sensitivity analyses are based on a change in one assumption while holding all other assumptions constant so that interdependencies between the assumptions are excluded. The results of this sensitivity analysis on our impairment test as of December 31, 2023 indicated that the WACC needed to be raised by approximately 300 basis points for Blade Europe’s goodwill to be impaired.
Additionally, if the expansion in operating margins, following the introduction of EVA, does not materialize by 2031 and long term projected operating margins fall short by more than 30%, it would trigger goodwill impairment.

Impairment of Finite-Lived Intangible Assets

As discussed in Note 4 “Goodwill and Intangible Assets”, fair value was determined using the discounted estimated cash flows. These estimates include revenue growth, operating margin, capital expenditures, weighted average cost of capital (“WACC”) and expected long-term cash flow growth rates. The assumptions that have the most significant effect on our discounted estimated cash flow calculation are: (i) EVA introduction timeline (ii) the expected increase in operating margins upon initial introduction of EVA and (iii) the WACC.

The key assumptions with significant uncertainty and impact used in our evaluations of Blade Europe’s finite-lived intangible assets as of December 31, 2023 were as follows:
•EVA introduction timeline
•Operating margins - 10%-15% increase in the initial introduction of EVA.
•WACC of 12.5%

Operating margins for the years prior to EVA commercialization represents our estimate of the operating margins similar to the overall Blade business. EVA manufacturers forecast potential decreases in operational costs of up to 75%, mainly due to lessened maintenance demands and the relative affordability of electricity versus jet fuel. The Company assumed moderate decrease in operational costs of 10% to 15% during the initial introduction of EVA.

Our determination of projected cash flows are sensitive to the risk of future variances due to industry and market conditions as well as business unit execution risks. Management assesses the projected cash flows by considering factors unique to its assets, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. Projected cash flows can also be significantly impacted by the future growth opportunities for the cash generating assets as well as for the Company itself, general market and geographic sentiment.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate there is an impairment.

Income Tax

The Company periodically assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering, among other things, taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits. In evaluating the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include (1) strong earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating loss is not an ongoing condition, (2) growth in the U.S. and global economies, (3) forecast of air transportation revenue trends, (4) impact of future taxable profits.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in internal controls over financial reporting described below.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this assessment, our CEO and CFO have concluded that during the period covered by this report, our internal control over financial reporting was not effective, due to the material weaknesses identified and described below. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses relating to:

•The lack of effective IT General Controls in relation to:
–user access controls that adequately restrict user access to financial applications, programs and data affecting underlying accounting records, and
–the change management controls for certain operational applications that ensure IT program and data changes are identified, tested, authorized and implemented properly.

•a number of control deficiencies in relation to the revenue process that, although not individually material in nature, in aggregate constitute a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Due to the Company being an Emerging Growth Company as defined by the rules of the Securities and Exchange Commission, Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Plans for Remediation

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting. These remediation efforts are ongoing and include the following measures to address the material weaknesses identified:

•We have completed controls testing to enable management to assess the operating effectiveness of the change management controls for the Company’s main operational IT application and we are in the process of implementing those same change management controls for our other operational IT applications.
•We are re-enforcing procedures on proper user access administration and the need for timely documentation of associated requests and approvals.
•We have designed additional controls to supplement the existing business process controls in relation to revenues, with these controls being implemented by the end of Q1 2024.

We expect the above actions will be completed before the end of the fiscal year ending December 31, 2024. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information

Entry into a Material Definitive Agreement

On March 11, 2024, Blade entered into definitive agreements to acquire eight fixed-wing aircraft (the “Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet Inc. and Aviation Bridge, LLC for a combined purchase price of approximately $21.0 million, funded by the application of $9.3 million in existing prepaid deposits under existing Capacity Purchase Agreements with M&N, and approximately $11.7 million in cash, subject to traditional closing conditions, inspections, holdbacks and adjustments. Blade intends to utilize the Acquired Aircraft, which were previously dedicated to Blade under existing Capacity Purchase Agreements, to support its Medical business line. The Acquired Aircraft will continue to be operated by M&N, subject to the execution of aircraft management and operation agreements.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

On December 14, 2023, Robert S. Wiesenthal, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 250,000 shares of common stock. The duration of the trading arrangement is until February 28, 2025 or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, Melissa M. Tomkiel, our President and General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 243,895 shares of common stock. The duration of the trading arrangement is until February 28, 2025 or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, William A. Heyburn, our Chief Financial Officer and Head of Corporate Development, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 300,000 shares of common stock. The duration of the trading arrangement is until February 28, 2025 or earlier if all transactions under the trading arrangement are completed.

Executive Compensation

On March 8, 2024, the Compensation Committee granted Performance-Based Restricted Stock Units (“PSUs”) to our named executive officers under the Company’s 2021 Omnibus Incentive Plan (the “Plan”) as described below.

Name and Principal Position	PSUs (#)
Robert S. Wiesenthal	1,971,428
Chief Executive Officer
Melissa M. Tomkiel	1,285,714
President and General Counsel
William A. Heyburn	1,114,285
Chief Financial Officer and Head of Corporate Development

The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. Each PSU represents the right to receive one share of the Company’s common stock.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Robert S. Wiesenthal	57	Chief Executive Officer and Director
Melissa M. Tomkiel	43	President and General Counsel
William A. Heyburn	35	Chief Financial Officer and Head of Corporate Development
Amir M. Cohen	47	Chief Accounting Officer
Seth J. Bacon	52	Chief Executive Officer, Trinity
Eric L. Affeldt	66	Chairman of the Board
John KL Borthwick	58	Director
Jane C. Garvey	80	Director
Andrew Lauck	38	Director
Kenneth B. Lerer	72	Director
Reginald L. Love	41	Director
Susan M. Lyne	73	Director
Edward M. Philip	58	Director

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

Seth J. Bacon has served as Trinity’s Chief Executive Officer since he founded Trinity in 2013. Mr. Bacon has continued to serve as Trinity’s Chief Executive Officer since Blade’s acquisition of Trinity in September 2021. Prior to founding Trinity, Mr. Bacon served as the Battalion Chief of the Scottsdale Fire Department in Arizona, a captain of the Chandler Fire Department in Arizona and was a certified paramedic and rescue technician. Mr. Bacon has a B.B.A. from Arizona State University and an A.A.S. from Phoenix College.

Eric L. Affeldt has served as our Chairman since September 2019. From 2006 to 2017, Mr. Affeldt served as the President and Chief Executive Officer of ClubCorp, a privately held owner and operator of golf, dining and fitness clubs. In 2017, he assisted with the take private transaction of ClubCorp, which was previously listed on the NYSE, to an affiliate of Apollo Global Management. Prior to ClubCorp, he served as a principal of KSL Capital Partners, a private equity firm that specializes in travel and leisure, from 2005 to 2007. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc., an aviation holding company, from 2000 to 2005. Prior to this, Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways, an owner and manager of golf courses; vice president and general manager of Doral Golf Resort and Spa in Miami and the PGA West and La Quinta Resort and Club in California. He has also served on the Board of Directors of the Vail Health System, a private healthcare system in Colorado, since 2017. Mr. Affeldt served as a director for Cedar Fair Entertainment Company, an owner and operator of amusement parks, from 2010 to 2018, and was chairman of the Board of Directors from 2012 to 2018. He has a B.A. in Political Science and Religion from Claremont McKenna College. We believe Mr. Affeldt is qualified to serve as one of our directors based on his extensive operational, board and investment experience.

John KL Borthwick has served as one of our directors since March 2023. Mr. Borthwick is the Chief Executive Officer and a member of the Board of Directors of Betaworks, a New York-based startup platform that builds, accelerates, and invests in early-stage consumer technology companies, which he founded in August 2008. From July 2006 to October 2007, Mr. Borthwick served as the Chief Executive Officer of Fotolog, a private photo-sharing social media network. From March 2003 to August 2006, Mr. Borthwick served as Senior Vice President of Alliances and Technology Strategy for Time Warner Inc., a NYSE-listed media and entertainment company. Mr. Borthwick currently serves on the Board of Trustees of WNYC, New York Public Radio. Mr. Borthwick has an M.B.A. from the Wharton School and a B.A. in Economics from Wesleyan University. We believe Mr. Borthwick is qualified to serve as one of our directors based on his extensive experience in the startup, technology and investment sectors and his track record of building and accelerating successful companies.

Jane C. Garvey has served as one of our directors since May 2021. She was previously a member of the Board of Directors at United Airlines from 2009 to 2018, and served as its Chairman from May 2018 to May 2020. Ms. Garvey had numerous roles in public service, including serving as FAA Administrator from 1997 to 2002, Deputy Administrator of the Federal Highway Administration from 1993 to 1997, director of Boston’s Logan International Airport from 1991 to 1993, and as the Massachusetts Department of Public Works commissioner from 1988 to 1991. After leaving public service, Ms. Garvey became Executive Vice President and chairman of the transportation practice at APCO Worldwide, an independent global public affairs and strategic communications consultancy, from 2002 to 2006, and was an advisor to J.P. Morgan’s infrastructure practice from 2005 to 2008. She has served on several boards including Shanska, a multinational construction and development company, Bombardier, a multinational aerospace and transportation company, and MITRE Corporation, an American not-for-profit technology resource organization. Ms. Garvey currently serves as Chair of Meridiam Infrastructure, North America, a private global investor and asset manager, Chair of the Meridiam Infrastructure Global Advisory Board and Chairwoman of the Board of Directors of Allego Holding B.V., a NYSE-listed pan-European electric vehicle charging network. She has degrees from Mount Saint Mary College and Mount Holyoke College. We believe Ms. Garvey is qualified to serve as one of our directors based on her experience in a broad range of industries, including infrastructure development, financial services, transportation, construction, and consulting.

Andrew Lauck has served as one of our directors since March 2023. Mr. Lauck served as an observer on our Board from December 2022 to March 2023. Since December 2019, Mr. Lauck has been a Partner at RedBird Capital Partners LP (‘‘RedBird’’), a private investment firm, where he was a Principal from December 2016 to December 2019 and a Vice President from August 2014 to December 2016. At RedBird, Mr. Lauck leads the firm’s consumer investment business and is responsible for the firm’s investments in the Company, Jet Linx, BETA Technologies, Aero Centers, VeriJet, Equipment Share and RedBird QSR. Prior to joining RedBird, Mr. Lauck served as Vice President of BDT & Company LLC, a private merchant bank, from December 2013 to July 2014 and as an Associate from August 2011 to December 2013. Mr. Lauck was an Associate at Flexpoint Ford, LLC, a private equity investment firm, from July 2010 to August 2011 and an Analyst at Goldman Sachs, a NYSE-listed American multinational investment bank and financial services company, from July 2007 to June 2010. Mr. Lauck serves on the boards of Jet Linx Global, Inx., SAR Trilogy Management LLC (d/b/a AeroCenters); Gitbin & Associates, LLC (d/b/a Go Rentals); Ampler QSR LLC and Lambda Energy Resources LLC. Mr. Lauck also serves as Vice Chairman of the Board of Directors of Vogel Alcove, a non-profit organization on a mission to help young children overcome the lasting and traumatic effects of homelessness, and on the boards of the Cotton Bowl Athletic Association and the Frontiers of Flight Museum (both of which are privately held companies). Mr. Lauck previously served on the Boards of Ardent Leisure US Holdings Inc. (d/b/a Main Event Entertainment), Aethon United LP, FireBird Energy LLC, Four Corners Petroleum II, LLC, Vida Capital, CapturePoint LLC, and Avmont LLC. Mr. Lauck has a B.S. in Finance and International Business, with distinction and honors, from Indiana University, and is an FAA licensed, instrument-rated pilot. We believe Mr. Lauck is qualified to serve as one of our directors based on his extensive investment and management experience in the aviation, finance and consumer products industries.

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

Reginald L. Love has served as one of our directors since September 2021. Mr. Love has served as a Senior Advisor at Apollo Global Management, a private global alternative investment management firm, since February 2020. Mr. Love previously served as Partner at RON Transatlantic EG, an international financial holding company with interests in the financial services, logistics, energy, industrial and beer sectors in the United States, Latin America and Europe, from 2012 to February 2020. Prior to joining RON Transatlantic EG, Mr. Love served at the White House as personal aide to President Barack Obama from 2009 to 2011, where he was responsible for assisting with the coordination and completion of the President’s daily schedule as well as coordinating with other White House offices to set up long and medium range planning. Mr. Love is a graduate of Duke University and has an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Love also serves on the boards of Cox Media Group, a private American media conglomerate, and the

National Summer Learning Association, an American non-profit organization focused on education. We believe Mr. Love is qualified to serve as one of our directors based on his extensive leadership, investment, government affairs, legislative, public policy and international business experience.

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

Edward M. Philip has served as one of our directors since September 2019. Mr. Philip was the Chief Operating Officer of Partners in Health, a global non-profit healthcare organization, responsible for overseeing the operations of the Partners in Health projects globally including in countries such as Liberia, Sierra Leone, Rwanda and Haiti, from 2013 to 2017. Previously he served as Special Partner of Highland Consumer Fund, a consumer-oriented investment fund which he founded, from 2013 to 2017 and as Managing General Partner from 2006 to 2013. Mr. Philip was one of the founding members of the internet search company Lycos, Inc. During his time with Lycos, Mr. Philip held the positions of President, Chief Operating Officer and Chief Financial Officer at different times. Prior to joining Lycos, Mr. Philip spent time as the Vice President of Finance for The Walt Disney Company and also previously spent a number of years in investment banking. He currently serves on the Board of Directors of United Airlines Holdings Inc., a Nasdaq-listed airline, since 2016, Hasbro, Inc., a Nasdaq-listed toy and entertainment company, since 2002 and BRP Inc., a publicly traded Canadian recreational vehicle manufacturer, since 2005. Mr. Philip has a B.S. in Economics and Mathematics from Vanderbilt University and an M.B.A. from Harvard Business School. We believe Mr. Philip is qualified to serve as one of our directors based on his extensive public company Board service as well as his extensive experience in the travel, leisure and recreation industries.

All other the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located beginning of page F-1 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Blade Air Mobility, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blade Air Mobility, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, NY
March 12, 2024

BLADE AIR MOBILITY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (1)	$27,873	$41,338
Restricted cash (1)	1,148	3,085
Accounts receivable, net of allowance of $98 and $0 at December 31, 2023 and December 31, 2022	21,005	10,877
Short-term investments	138,264	150,740
Prepaid expenses and other current assets	17,971	12,086
Total current assets	206,261	218,126

Non-current assets:
Property and equipment, net	2,899	2,037
Intangible assets, net	20,519	46,365
Goodwill	40,373	39,445
Operating right-of-use asset	23,484	17,692
Other non-current assets (1)	1,402	1,360
Total assets	$294,938	$325,025

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,859	$16,536
Deferred revenue	6,845	6,709
Operating lease liability, current	4,787	3,362
Total current liabilities	35,491	26,607

Non-current liabilities:
Warrant liability	4,958	7,083
Operating lease liability, long-term	19,738	14,970
Deferred tax liability	451	1,876
Total liabilities	60,638	50,536

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized at December 31, 2023 and December 31, 2022. No shares issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 75,131,425 and 71,660,617 shares issued at December 31, 2023 and December 31, 2022, respectively.	7	7
Additional paid in capital	390,083	375,873
Accumulated other comprehensive income	3,964	2,287
Accumulated deficit	(159,754)	(103,678)
Total stockholders' equity	234,300	274,489

Total Liabilities and Stockholders' Equity	$294,938	$325,025
(1) Prior year amounts have been updated to conform to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$225,180	$146,120

Operating expenses
Cost of revenue	183,058	123,845
Software development	4,627	5,545
General and administrative	95,174	62,510
Selling and marketing	10,438	7,749
Total operating expenses	293,297	199,649

Loss from operations	(68,117)	(53,529)

Other non-operating income (expense)
Interest income, net	8,442	3,434
Change in fair value of warrant liabilities	2,125	24,225
Realized gain (loss) from sales of short-term investments	8	(2,162)
Total other non-operating income	10,575	25,497

Loss before income taxes	(57,542)	(28,032)

Income tax benefit	(1,466)	(772)

Net loss	$(56,076)	$(27,260)

Net loss per share (Note 9):
Basic	$(0.76)	$(0.38)
Diluted	$(0.76)	$(0.38)
Weighted-average number of shares outstanding:
Basic	73,524,476	71,238,103
Diluted	73,524,476	71,238,103

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(56,076)	$(27,260)
Other comprehensive income:
Net unrealized investment income (losses)	39	(1,368)
Less: Reclassification adjustment for losses included currently in net income (loss)	(39)	2,162
Foreign currency translation adjustments for the period	1,677	2,391
Other comprehensive income	1,677	3,185
Comprehensive loss	$(54,399)	$(24,075)

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of Balance as of January 1, 2022	70,667,381	$7	$368,680	$(898)	$(76,418)	$291,371
Issuance of common stock upon exercise of stock options	480,812	—	87	—	—	87
Issuance of common stock upon settlement of restricted stock units	673,896	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	8,277	—	—	8,277
Shares withheld related to net share settlement	(161,472)	—	(1,171)	—	—	(1,171)
Other comprehensive income	—	—	—	3,185	—	3,185
Net loss	—	—	—	—	(27,260)	(27,260)
Balance as of December 31, 2022	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	386,790	—	70	—	—	70
Issuance of common stock upon settlement of restricted stock units	2,724,920	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	12,501	—	—	12,501
Shares withheld related to net share settlement	(25,658)	—	(146)	—	—	(146)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	1,677	—	1,677
Net loss	—	—	—	—	(56,076)	(56,076)
Balance as of December 31, 2023	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(56,076)	$(27,260)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	7,111	5,725
Stock-based compensation	12,501	8,277
Change in fair value of warrant liabilities	(2,125)	(24,225)
Impairment of intangible assets	20,753	—
Realized (gain) loss from sales of short-term investments	(8)	2,162
Realized foreign exchange loss	6	6
Accretion of interest income on held-to-maturity securities	(6,519)	(1,094)
Deferred tax benefit	(1,466)	(772)
Loss on disposal of property and equipment	48	68
Bad debt expense	163	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,032)	(5,255)
Accounts receivable	(10,254)	(5,347)
Other non-current assets	4	(663)
Operating right-of-use assets/lease liabilities	379	611
Accounts payable and accrued expenses	9,049	9,900
Deferred revenue	117	737
Net cash used in operating activities	(32,349)	(37,130)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(48,101)
Investment in joint venture	(39)	(190)
Purchase of property and equipment	(2,109)	(730)
Proceeds from disposal of property and equipment	138	—
Purchase of short-term investments	(135)	(729)
Proceeds from sales of short-term investments	20,532	258,377
Purchase of held-to-maturity investments	(265,835)	(227,287)
Proceeds from maturities of held-to-maturity investments	264,537	98,000
Net cash provided by investing activities	17,089	79,340

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	70	87
Taxes paid related to net share settlement of equity awards	(146)	(1,171)
Net cash used in financing activities	(76)	(1,084)

Effect of foreign exchange rate changes on cash balances	(66)	72
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,402)	41,198
Cash and cash equivalents and restricted cash - beginning	44,423	3,225
Cash and cash equivalents and restricted cash - ending	$29,021	$44,423

Reconciliation to consolidated balance sheets
Cash and cash equivalents (1)	$27,873	$41,338
Restricted cash (1)	1,148	3,085
Total	$29,021	$44,423

Supplemental cash flow information
Cash paid for:
Income taxes	16	—
Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	9,760	6,364
Common stock issued for settlement of earn-out	1,785	—
(1) Prior year amounts have been updated to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States, Southern Europe and Western Canada. Based in New York City, Blade's asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.
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
Liquidity
As of December 31, 2023, the Company had net working capital of $170,770, cash and cash equivalents of $27,873 and short-term investments of $138,264. The Company had net losses of $56,076 and $27,260 for the years ended December 31, 2023 and December 31, 2022, respectively.
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
Blade operates in three key product lines across two segments (see Note 7 for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis. Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. Part of the revenue in Europe is driven by hotels and travel agencies who receive payment terms. The revenue is recognized as the service is completed.
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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs. MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized as the service is completed.

The Company initially records flight sales in deferred revenue, deferring revenue recognition until the travel occurs. Deferred revenue from advance payments, customer credit and gift card purchases is recognized as revenue when a flight is flown. Deferred revenue from the Company’s passes is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.
Contract Liabilities
Contract liability is defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of December 31, 2023 and 2022, the Company's contract liability balance is $6,845 and $6,709 respectively, and is recorded as deferred revenue on the consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The table below presents a roll forward of the contract liability balance:

	For the Years Ended
	December 31, 2023	December 31, 2022
Balance, beginning of period	$6,709	$5,976
Additions	69,792	72,742
Revenue recognized	(69,656)	(72,009)
Balance, end of period	$6,845	$6,709

For the year ended December 31, 2023, the Company recognized $5,836 of revenue that was included in the contract liability balance as of January 1, 2023. For the year ended December 31, 2022, the Company recognized $4,406 of revenue that was included in the contract liability balance as of January 1, 2022.

Certain governmental taxes are imposed on the Company's flight sales through a tax included in flight prices. The Company collects these taxes and remits them to the appropriate government agency. These taxes are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its second and third quarter (ended on June 30 and September 30, respectively) financial results have reflected higher Passenger travel demand and were better than the first and fourth quarter financial results.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Disaggregated Revenue
Disaggregated revenue by product line and segment was as follows:

	For the Years Ended
	December 31, 2023	December 31, 2022
Passenger Segment
Short Distance	$70,700	$44,986
Jet and Other	27,876	29,355
Total	$98,576	$74,341

Medical Segment
MediMobility Organ Transport	$126,604	$71,779
Total	$126,604	$71,779

Total Revenue	$225,180	$146,120

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
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $4,064 and $4,540 for the years ended December 31, 2023 and 2022, respectively.

General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, impairment of intangible assets, directors and officers insurance costs, professional fees, credit card processing fees and establishment costs.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and consultant services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options (the most recent stock options grants were in the year 2021) were estimated using the Black Scholes option-pricing model with the following assumptions: fair value of the Company’s common stock, expected volatility, dividend rate, risk free interest rate, and the expected life. The Company utilized a third party to determine the fair value of the Company’s common stock. The Company calculated the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluated the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate was zero as the Company did not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options were based on the U.S. Treasury yield curve in effect at the time of the grant. The Company had not experienced significant exercise activity on stock options. Due to the lack of historical

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumed each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company recognized forfeitures at the time the forfeiture occurs.
Restricted stock units (“RSUs”) are granted at the discretion of the Company’s Board of Directors. These RSUs are restricted as to the transfer of ownership and generally vest over the requisite service period. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information and considers that all years remain subject to examination in the US due to historical operational losses. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of December 31, 2023, the Company has no uncertain tax positions. See Note 8 for additional information.
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
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's consolidated statement of operations. The held-to-maturity securities balance and market value at December 31, 2023 and 2022 were $138,264 and $138,285, and $130,382 and $130,352, respectively.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Other Short-Term Investments
Other short-term investments consist of highly-liquid investments available for sale. Other short-term investments consisted of an available-for-sale, traded, debt securities fund, which is recorded at fair value with unrealized gains and losses reported, net of tax, in “Accumulated other comprehensive income (loss)”, unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities as available to support current operational liquidity needs and, therefore, classifies all securities as current assets within short-term investments on the Company’s consolidated balance sheets. These other short-term investments are excluded from disclosure under “fair value of financial instruments” due to the net asset value practical expedient. The other short-term investments balance at December 31, 2023 and 2022 was $— and $20,358, respectively. The cost of other short-term investments at December 31, 2023 and 2022 was $— and $20,460, respectively.
Accounts Receivable and Allowances for Expected Credit Losses

Accounts receivable consists principally of amounts due from customers in the Company’s Medical segment, which are large hospitals that receive terms for payment. Additionally, a smaller balance is due from the Company’s European institutional clients (hotels and travel agencies), who do not pay prior to the flights. The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We have determined our allowance for expected credit losses based on a specific evaluation of individual receivables and an analysis of past default experience for remaining receivables. We have historically not experienced significant losses on our receivables. We generally do not require customers to provide collateral for purchases. During the year ended December 31, 2023, the Company recorded an allowance for credit losses of $98 for potential uncollectible accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses includes prepaid insurance, the costs of which are amortized on a straight-line basis over the related coverage periods, prepaid marketing supplies and prepayments to aircraft operators, which are expensed based upon usage of flight time.

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

	Useful Life (in years)	As of December 31,
		2023	2022
Furniture and fixtures	5	$886	$407
Technology equipment	3	402	330
Leasehold improvements	Shorter of useful life or life of lease	3,016	2,799
Vehicles	5	1,750	735
Total property and equipment, gross		6,054	4,271
Less: Accumulated depreciation and amortization		(3,155)	(2,234)
Total property and equipment, net		$2,899	$2,037
For the years ended December 31, 2023 and 2022, the Company recorded depreciation and amortization expense for property and equipment of $1,075 and $830, respectively.

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

Impairment of Long-Lived Assets

The Company assess long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as exclusive rights to air transportation services, customer lists and trademarks. Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined through various valuation techniques, including estimated discounted cash flows expected to be generated from the long-lived asset and pricing information on comparable market transactions, unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods. See Note 4 for additional information.

Goodwill

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually at December 31 and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We performed an annual test for goodwill impairment in the fourth quarter ended December 31, 2023 and determined that goodwill was not impaired.

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

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. Under certain of our capacity purchase agreements with third-party aircraft operators, we do not own the underlying aircraft. However, since we control the specific aircraft used, the aircraft is deemed to be leased for accounting purposes. For these capacity purchase agreements, we account for the lease and non-lease components separately. The lease component consists of the aircraft and the non-lease components consist of flight operations. We allocated the consideration in the capacity purchase agreements to the lease and non-lease components based on the Company’s best estimate of standalone value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Notes 12 and 13 for additional information.
Concentrations
Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.
Major Customers
For the years ended December 31, 2023 and 2022, there was no single customer that generated 10% or more of the Company’s revenue.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Most of the Company’s customers remit payment in advance of the date of the flight. Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport Customers that receive terms for payment, along with receivables from credit card processors. No customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2023. One customer accounted for 13% of the Company’s outstanding accounts receivable as of December 31, 2022.
Major Vendors
One vendor accounted for 12% of the Company’s purchases from operating vendors for the year ended December 31, 2023 and 2022.
Two vendors accounted for 17% and 10%, respectively, of the Company’s outstanding accounts payable as of December 31, 2023. One vendor accounted for 20% of the Company’s outstanding payable as of December 31, 2022.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 as of January 1, 2023. The company’s financial assets that are subject to the new standard are predominantly accounts receivable and short-term investments classified as held-to-maturities (e.g., U.S. Treasury obligations). The Company’s receivables consist principally of MediMobility Organ Transport customers, which are large hospitals that receive terms of 45 days or less. U.S. Treasury obligations are rated as investment grade with maturities of less than 365 days. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, the company assessed that non-collection of the cost basis of these financial assets is remote. The adoption of ASU 2016-13 did not materially impact the Company’s consolidated financial statements.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments in the update are intended to align the requirements in the FASB ASC with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment disclosures of public entities. This expansion includes the requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. Additionally, the ASU mandates the disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment's profit or loss and assets. These disclosure requirements apply to public entities with a single reportable segment as well. The ASU will be effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and early adoption is allowed. Currently, the Company is assessing the potential impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of the standard on its income tax disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company's consolidated financial statements, both present and future.
Note 3 – Acquisitions

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

The Company determined that the Europe AOA is an embedded lease and accounted for the lease component of the minimum guarantee as an operating right-of-use (“ROU”) asset with a corresponding balance included in the lease liability reported in the Company’s consolidated balance sheets (see Note 5).

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

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included identifiable intangible assets of $25,862. At the time of acquisition, the Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $24,652. The value of the components within goodwill included expected revenue, cost synergies, new customers and key personnel.

The purchase price was allocated as follows:

Property and equipment, net	162
Identifiable intangible assets	25,862
Operating right-of-use asset	11,913
Total identifiable assets acquired	37,937
Accounts payable and accrued expenses	221
Operating lease liability	11,913
Deferred tax liability	2,354
Total liabilities assumed	14,488
Net assets acquired	23,449
Goodwill	24,652
Total consideration	$48,101

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents what our results would have been had Blade Europe been acquired on January 1, 2022. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition actually occurred at the beginning of the period presented or of the results of our future operations of the consolidated business.

For the Year Ended
December 31, 2022
Reported Revenue	$146,120
Impact of Blade Europe(1)	23,369
Pro forma Revenue	$169,489
(1) In the accompanying consolidated financial statements for the year ended December 31, 2022, reported revenue includes $4,211 million of revenue from this acquisition.

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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 4 – Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2022	$39,445
Adjustment(1)	100
Foreign currency translation	828
Goodwill balance, December 31, 2023	$40,373
(1) Represents a measurement period adjustment made during the year ended December 31, 2023. See Note 3 for additional information.

The goodwill pertains to the Blade Europe Acquisition on September 1, 2022 (see Note 3 for additional information) and Trinity Acquisition on September 15, 2021.

The following table presents information about the Company's intangible assets as of:

		December 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to air transportation services(1)(2)	5-12 years	$18,946	$(8,042)	$10,904	$38,594	$(3,473)	$35,121
Customer list(1)	3-10 years	12,094	(3,653)	8,441	12,077	(2,346)	9,731
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(392)	614	1,006	(136)	870
Developed technology	3 years	250	(194)	56	250	(111)	139
Total		$32,800	$(12,281)	$20,519	$52,431	$(6,066)	$46,365
(1) Includes intangible assets associated with the acquisition of Blade Europe. See Note 3 for additional information.
(2) Exclusive rights to air transportation services include exclusive rights to Helijet’s scheduled passenger routes in Canada acquired in 2021.

During the year ended December 31, 2023, the Company recognized an impairment charge for the exclusive rights to air transportation services associated with the acquisition of Blade Europe in the amount of $20,753, which was included in intangible impairment expense within general and administrative expenses in the consolidated statements of operations and is part of the Passenger segment. The impairment was as a result of adjustments made to the near term projections for revenue, expenses and expected EVA introduction, to reflect our experience operating Blade Europe since September 2022 as well as expected delays in the commercialization of EVA.

Fair value was determined using the discounted estimated cash flows to measure the impairment loss for the asset group for which undiscounted future net cash flows were not sufficient to recover the net book value.

The estimated cash flows used to assess the recoverability of our long-lived assets and measure fair value are derived from current business plans. These plans consider price and volume projections. Other important assumptions include flight-hour costs, timing of EVA becoming commercial, EVA cost of operation, and the use of an appropriate discount rate. We believe our estimates and models are similar to what a market participant would use.

The fair value measurement of our long-lived assets is considered a Level 3 measurement because it relies on significant inputs not observable in the market. These inputs include discount rates and determination of long-term estimates of profitability and cash flow values. We used a weighted average discount rate of 12.5% to calculate the fair value of the impaired asset groups in 2023. This rate, along with the long-term estimates of profitability and cash flow values, represents management's best estimate of what a market participant would use.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

For the years ended December 31, 2023 and 2022, amortization of its finite-lived intangible assets were $6,036 and $4,895, respectively.
As of December 31, 2023, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2024	$4,440
2025	4,315
2026	3,994
2027	1,761
2028	1,649

Note 5 – Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain Capacity Purchase Agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases, the lease component of a CPA would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.
During the year ended December 31, 2023, the Company added the following leases in accordance with ASC 842:

A CPA for two aircraft was executed in August 2023, with a term from May 23, 2023 through August 31, 2024. In case of early termination by Blade, a one-year flight hour guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

Effective in February 2023, Blade entered into an agreement for a three-year term ending February 14, 2026 for three aircraft (previous term was less than one year). This CPA was restated and amended in September 2023 for modified revenue guarantees and additional five months (for a total three-year term ending July 31, 2026). This CPA was further restated and amended in December 2023 to encompass modified revenue guarantees and an additional nine months (for a revised term from August 1, 2023 through April 30, 2027). In case of early termination by Blade, a one-year revenue guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

Effective in March 2022, Blade entered into an agreement for a three-year term ending March 31, 2025 for six aircraft. This CPA was restated and amended in March 2023 for seven aircraft and additional two years (for a total five-year term ending March 31, 2028). This CPA was further restated and amended in December 2023 for up to eight aircraft for a five-year term ending March 31, 2028. Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination a one-year flight hour guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

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

In addition, during the year ended December 31, 2023, the Company recognized a right-of-use asset and a lease liability for a pre-existing terminal facility lease in New York City. Prior to recognizing it this year, this lease had been accounted for as short term lease, in accordance with its contractual terms. Following the completion of leasehold improvements to the facilities, the Company reassessed the likelihood of renewal and determined that the lease would be extended to a longer

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

term. As a result, this lease is now accounted for as an operating lease with a corresponding balance included in the ROU asset and lease liability on the balance sheet.

See Note 11, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	December 31, 2023	December 31, 2022
Operating leases:
Operating right-of-use asset	$23,484	$17,692
Operating lease liability, current	4,787	3,362
Operating lease liability, long-term	19,738	14,970

As of December 31, 2023, included in the table above is $21,081, $3,215 and $18,871 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2022, included in the table above is $14,916, $1,748 and $13,705 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Year Ended December 31,
	2023	2022
Lease cost:
Short-term lease cost	$434	$304
Operating lease cost	2,072	1,196
Operating lease cost - Cost of revenue	4,618	1,379
Total	$7,124	$2,879
Operating lease costs related to aircraft leases that are embedded within capacity purchase agreements are reported as part of Cost of revenue.

Other information related to leases is presented below:

December 31, 2023
Weighted-average discount rate – operating lease	9.00%
Weighted-average remaining lease term – operating lease (in years)	6.3

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of December 31, 2023, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
2024	$6,770
2025	5,459
2026	5,205
2027	4,354
2028	2,707
Thereafter	8,252
Total future minimum lease payments, undiscounted	32,747
Less: Imputed interest for leases in excess of one year	(8,222)
Present value of future minimum lease payments	$24,525
Note 6 – Stock-Based Compensation
Stock Option Awards
Following is a summary of stock option activities for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2023	7,603,864	0.19	$0.21	4.6
Granted	—	—	—
Exercised	(386,790)	0.18	0.22
Forfeited	—	—	—
Outstanding – December 31, 2023	7,217,074	$0.19	$0.21	3.5	$24,119
Exercisable as of December 31, 2023	7,217,074	$0.19	$0.21	3.5	$24,119
For the years ended December 31, 2023 and 2022 the Company recorded no stock option expense. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. As of December 31, 2023, there is no unrecognized stock-based compensation costs to be recognized in future periods.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Restricted Stock
During the year ended December 31, 2023, the Company granted an aggregate of 786,394 of the Company's restricted stock units to various employees, officers, directors, consultants, and service providers under the 2021 Equity Incentive Plan. The restricted stock units have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2023	7,466,636	$5.52
Granted	786,394	3.51
Vested	(2,724,920)	5.96
Forfeited	(268,128)	5.59
Non-vested – December 31, 2023	5,259,982	$4.99
For the years ended December 31, 2023 and 2022, the Company recorded $12,501 and $8,277, respectively, in employee and officers restricted stock compensation expense. As of December 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $24,151 and will be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the consolidated statements of operations is summarized as follows:

	For the Years Ended
	December 31, 2023	December 31, 2022
Software development	$739	$941
General and administrative(1)	13,849	9,142
Selling and marketing	596	319
Total stock-based compensation expense	$15,184	$10,402
(1) The year ended December 31, 2023, includes an expense of $3,022 in connection with the equity-based portion of Trinity’s contingent consideration with a corresponding amount within accounts payable and accrued expenses, expected to be granted in 2024 in respect of 2023 results, offset by a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration that was granted in the first quarter of 2023 in respect of 2022 results. The year ended December 31, 2022, included an expense of $2,125 in connection with the equity-based portion of Trinity’s contingent consideration , granted in the first quarter of 2023 in respect of 2022 results.
Note 7 – Segment and Geographic Information

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

The CODM evaluates the performance of the segments and allocates resources primarily based on their respective revenue and income (loss) before income tax expense (benefit). The CODM does not evaluate operating segments or allocate resources using asset information and, accordingly, asset information by segment is not presented herein.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table reflects certain financial data of the Company’s reportable segments:

	Year Ended December 31,
	2023	2022
Segment revenue
Passenger	$98,576	$74,341
Medical	126,604	71,779
Total revenue	$225,180	$146,120

Segment loss
Passenger	$(33,503)	$(14,029)
Medical	(1,388)	(2,930)
Loss from reportable segments	(34,891)	(16,959)
Unallocated corporate costs & software development(1)	(33,226)	(36,570)
Other non-operating income	10,575	25,497
Loss before income taxes	$(57,542)	$(28,032)

	December 31, 2023	December 31, 2022
Goodwill
Passenger	$27,045	$26,117
Medical	13,328	13,328
Total goodwill	$40,373	$39,445
(1) Unallocated corporate costs & software development includes costs that are not directly attributable to our reportable segments.
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

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Year Ended December 31,
	2023	2022
Revenue
United States	$190,744	$133,298
Other	34,436	12,822
Total revenue	$225,180	$146,120

	December 31, 2023	December 31, 2022
Long-lived assets
United States	$13,727	$7,195
Other	12,656	12,534
Total long-lived assets	$26,383	$19,729

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 8 – Income Taxes

The components of loss before income taxes were:

	For the Years Ended
	December 31, 2023	December 31, 2022
United States	$(26,676)	$(21,563)
Foreign	(30,866)	(6,469)
Total	(57,542)	(28,032)

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

The benefit for income taxes is comprised of the following components:

	For the Years Ended
Current:	December 31, 2023	December 31, 2022
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	—	(84)
State	—	(60)
Foreign	(1,466)	(628)
Total deferred	(1,466)	(772)
Total income tax benefit	$(1,466)	$(772)

The income taxes benefit differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended
	December 31, 2023	December 31, 2022
Tax at federal statutory rate	21.00%	21.00%
State and local tax	1.88	8.43
Foreign rate differential(1)	2.16	0.93
Warrant liability	0.78	18.17
Executive compensation	(2.74)	—
Earn-out	(3.68)	(4.72)
Prior year adjustments	—	(0.64)
Change in deferred tax rate	(7.59)	—
Change in valuation allowance(1)	(9.55)	(37.58)
Other	0.29	(0.57)
Transaction costs	—	(2.27)
Effective tax rate	2.55%	2.75%
(1) Prior period percentage have been updated to conform to current period presentation

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The Company’s deferred tax assets/(liabilities) consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$25,351	$22,522
Stock-based compensation	2,523	2,225
Research and development credits	708	424
Capitalized Research Expenses	2,110	1,244
Operating lease liability	6,416	4,690
Accrued expenses	1,055	657
Other	766	691
Total deferred tax assets	38,929	32,453

Deferred tax liabilities:
Property and equipment	—	(155)
481(a) Adjustment	—	(97)
Operating right-of-use asset	(6,145)	(4,492)
Amortization of intangibles	(2,073)	(3,917)
Total deferred tax liabilities	(8,218)	(8,661)
Total net deferred tax assets, before valuation allowance	30,711	23,792

Less: Valuation allowance	(31,162)	(25,668)
Deferred tax liabilities, net of valuation allowance	$(451)	$(1,876)

As of December 31, 2023, the Company has a valuation allowance of approximately $31,162 against the net deferred tax assets, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, jurisdictional netting and past financial performance. As of December 31, 2023 and 2022, based upon the consideration of such evidence, management believes a full valuation allowance against net deferred tax assets is warranted, with the exception of Monaco net operating losses.

The valuation allowance recorded by the Company as of December 31, 2023 resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for US federal, Canada, France and US state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded, with the exception of Monaco net operating losses, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The Company’s net deferred tax liability of $451 relates solely to Blade Europe. The Company's valuation allowance increased by $5,494 in 2023.

As of December 31, 2023, the Company has approximately $79,737 of gross US federal and $94,644 of gross US state and local net operating loss carryforwards. The US federal, state and city net operating losses begin to expire in the year 2035. Federal net operating losses incurred in tax year 2018 and beyond do not expire. The Company has $65,770 of federal net operating losses with an indefinite life.

In addition, as of December 31, 2023, the Company has approximately $4,551 of gross Canadian, $4,414 of gross French and $931 of gross Monaco net operating losses. Canadian net operating losses can be carried forward 20 years and French

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

& Monaco net operating losses can be carried forward indefinitely. Canadian net operating losses will begin to expire in 2041.

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

Based on the Company having undergone multiple ownership changes throughout its history, limited NOLs are subject to limitation at varying rates each year. Of the Company's $79,737 of total gross federal NOLs, approximately $3,858 of the Company's NOL carryforwards are subject to limitation. In addition, approximately $1,459 of NOLs and $112 of R&D Credits are expected to expire unused. The deferred tax assets associated with these attributes that are expected to expire without utilization have not been included within the deferred tax asset table or discussion above. There are approximately $75,879 of NOLs available to offset taxable income as of December 31, 2023. NOLs will continue to become available through 2037.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $7,682.

The Company files tax returns in the U.S. federal, Canada, France, Monaco and various US state and local jurisdictions and is subject to examination by tax authorities. The Company has reported US net operating losses dating back to inception. The IRS may examine records from the year a loss occurred when a net operating loss is applied. Thus, the Company is subject to U.S. federal income tax examinations for all years. The statute in other jurisdictions is generally three to four years but could be extended in certain circumstances.

On August 16, 2022, President Biden signed the Inflation Reduction Act, which is effective for tax years beginning on or after January 1, 2023 and includes a corporate minimum tax on certain corporations and a one percent excise tax on stock repurchases. We do not anticipate this legislation will have a material impact on our consolidated financial statements.
Note 9 – Net Loss per Common Share
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

A reconciliation of net loss and common stock share amounts used in the computation of basic and diluted loss per common share is presented below.

	Year Ended December 31,
	2023	2022
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(56,076)	$(27,260)

Total weighted-average basic common shares outstanding	73,524,476	71,238,103

Net loss per common share:
Basic and diluted loss per common share	$(0.76)	$(0.38)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the years ended December 31, 2023 and 2022 because the effect of their inclusion would be anti-

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

dilutive:

	Year Ended December 31,
	2023	2022
Warrants to purchase shares of common stock	14,166,644	14,166,644
Options to purchase shares of common stock	7,217,074	7,603,864
Restricted shares of common stock	5,259,982	7,466,636
Total potentially dilutive securities	26,643,700	29,237,144
Note 10 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in our company. Additionally, one of the board of directors is a Partner of an affiliated company of RedBird Capital Partners Management LLC.

During the year ended December 31, 2023, the Company paid these jet operators approximately $369 for air charter services.
Note 11 – Commitments and Contingencies
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
As of December 31, 2023, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 5 – Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
2024	$13,982	$4,975	$3,132
2025	21,567	13,327	—
2026	21,260	13,021	—
2027	20,687	12,447	—
2028	18,740	10,500	—
2029 - 2032 (each year)	8,240	—	—
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

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of December 31, 2023, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

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

On February 8, 2024, and February 21, 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed. The lawsuits are captioned McFee v. Affeldt, et al.(“McFee”) and Drulias v. Affeldt, et al. (“Drulias”) (Del. Ch. 2024). McFee asserts breach of fiduciary duty claims against the former directors of Experience Investment Corp. (“EIC Directors”) and KSL Capital Partners Management V and alleges that the proxy statement related to the acquisition of Old Blade (“Merger Proxy”) insufficiently disclosed EIC’s cash position and the shareholder economics of the combined Company. Drulius asserts breach of fiduciary duty and unjust enrichment claims against the EIC Directors, the former officers of EIC, and KSL Capital Partners, LLC (“KSL”), and aiding and an abetting breach of fiduciary duty claim against KSL. The Drulias complaint alleges that the Merger Proxy insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who is also our current chief executive officer. The complaints seek, among other things, damages and attorneys’ fees and costs.

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.6 million, $1.1 million and $1.6 million for the years ending December 31, 2024, 2025 and 2026, respectively.

Contingent Consideration Compensation (earn-out)

On September 15, 2021, the Company completed its acquisition of 100% of Trinity Air Medical, Inc. (“Trinity”) shares. In connection with the Trinity acquisition, potential earn-out payments may be made contingent upon Trinity’s achievement of an EBITDA target for the year 2023. The sellers are eligible for the earn-out only while employed with the Company, classifying it as compensation expense. The final earn-out payment was calculated and paid in the beginning of the calendar year 2024. 70% of the payment was made in cash. For the year ended December 31, 2023, the Company included $10,073 in accounts payable and accrued expenses in connection with the Trinity acquisition in respect of 2023 results. 2023 is the last year subject to an earn-out payment.
Note 12 – Warrant Liabilities
Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on June 7, 2021. The Public Warrants will expire on May 7, 2026 or earlier upon redemption or liquidation.
Redemptions of Warrants for Cash — The Company may redeem the Public Warrants:
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
Redemption of Warrants for Shares of Common Stock — The Company may redeem the outstanding warrants:
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (unless the Class A common stock equals or exceed $10 per share and the Company redeem all the Public Warrants). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note 13 – Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2023	December 31, 2022
Warrant liabilities - Public Warrants	1	$3,208	$4,583
Warrant liabilities - Private Warrants	2	1,750	2,500
Fair value of aggregate warrant liabilities		$4,958	$7,083
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
Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2023	$4,583	$2,500	$7,083
Change in fair value of warrant liabilities	(1,375)	(750)	(2,125)
Fair value as of December 31, 2023	$3,208	$1,750	$4,958
Note 14 – Stockholders' Equity

Preferred Stock

The board of directors of the Company is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of December 31, 2023 or December 31, 2022.
Note 15 – Subsequent Events

On March 11, 2024, Blade entered into definitive agreements to acquire eight fixed-wing aircraft (the “Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet Inc. and Aviation Bridge, LLC for a combined purchase price of approximately $21.0 million, funded by the application of approximately $9.3 million in existing prepaid deposits under existing Capacity Purchase Agreements with M&N, and approximately $11.7 million in cash, subject to traditional closing conditions, inspections, holdbacks and adjustments. Blade intends to utilize the Acquired Aircraft, which were previously dedicated to Blade under existing Capacity Purchase Agreements, to support its Medical business line. The Acquired Aircraft will continue to be operated by M&N, subject to the execution of aircraft management and operation agreements.

On March 8, 2024, the Compensation Committee granted an aggregate of 5,057,140 Performance-Based Restricted Stock Units (“PSUs”) to our named executive officers and key employees under the Company’s 2021 Omnibus Incentive Plan (the “Plan”). The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. Each PSU represents the right to receive one share of the Company’s common stock. The grant date fair value of these PSUs are $3.94 per share.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
2.2(9)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1(3)	Specimen Class A Common Stock Certificate of Blade Air Mobility, Inc.
4.2(3)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(4)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
4.4(13)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(6)	Investor Rights Agreement, dated as of December 14, 2020
10.2(6)	Sponsor Letter Agreement, dated as of December 14, 2020
10.3(6)	Form of Support Agreement
10.4(6)	Form of PIPE Subscription Agreement
10.5(6)	Fly Blade, Inc. Amended and Restated Investors’ Rights Agreement, dated January 30, 2018
10.6(6)	Fly Blade, Inc. Amended and Restated Right of First Refusal Co-Sale Agreement, dated January 30, 2018
10.7(6)	Fly Blade, Inc. Amended and Restated Voting Agreement, dated January 30, 2018
10.8(6)	Fly Blade, Inc. 2015 Equity Incentive Plan+
10.9(12)	Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.10*	Form of Director and Officer Indemnification Agreement+
10.13(5)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.14(7)	Purchase and Sale Agreement, dated as of September 2, 2021, among Blade Urban Air Mobility, Inc., the Target Companies, the Sellers and the Seller Members party thereto
10.15(6)	Joint Venture Agreement, dated as of March 24,2019, by and among Hunch Ventures and Investments Private Limited, Blade US, LLC, and FlyBlade India Private Limited
10.16(6)	First Amendment to Joint Venture Agreement, dated as of February 25, 2020, by and among Hunch Ventures and Investments Private Limited, LLC, and Blade US, LLC, and FlyBlade India Private Limited
10.17(6)	License Agreement, dated March 24, 2019, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.18(6)	First Amendment to License Agreement, dated February 25, 2020, by and between FlyBlade India Private Limited and Blade Urban Air Mobility, Inc.
10.19(6)	First Use Agreement, dated April 30, 2015, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.20(6)	Second Use Agreement, dated January 28, 2016, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.21(6)	Amended Use Agreement, dated June 1, 2017, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.22(6)	Restrictive Covenant Agreement, dated June 1, 2017, by and among Air Pegasus Heliport, Inc., Fly Blade, Inc. and Rob Wiesenthal.
10.23(6)	Asset Purchase Agreement, dated May 2018, by and among Fly Blade, Inc., Sound Aircraft Flight Enterprises, Inc. and Cindy Herbst.
10.24(6)	Airport Lease and Operating Agreement, dated June 29, 2018, by and between the Town of Nantucket, acting by and through the Nantucket Memorial Airport Commission, and Fly Blade, Inc.
10.25(6)	Office Lease, dated November 6, 2019, by and between Turnberry Airport Holdings, LLC and Blade Urban Air Mobility, Inc.
10.26(6)	License Agreement, dated December 1, 2019, by and between Macquarie Aviation North America 2, Inc. (d/b/a Atlantic Aviation Metroport) and Blade Air Mobility, Inc.
10.27(3)	Strategic Alliance Agreement, dated January 7, 2021,by and between BLADE Urban Air Mobility, Inc.and Ross Aviation Operations, LLC.
10.28(8)	Blade Air Mobility, Inc. Change in Control Severance Plan and Summary Plan Description+
10.29(8)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)+

10.30(11)	Form of Stock Option Agreement of Fly Blade, Inc.+
10.31(11)	Form of Restricted Stock Unit Award Agreement (Officer)+
10.32(11)	Form of Restricted Stock Unit Award Agreement (Non-Officer)+
10.33(10)
Exclusive Rights Purchase Agreement between Blade Urban Air Mobility, Inc., Blade Urban Air Mobility (Canada), Inc., Helijet International, Inc. and Pacific Heliport Services Ltd., dated November 30, 2021

10.34(14)	Nomination Rights Agreement, dated March 27, 2023 by and between the Company and Redbird
10.35*	Form of Performance-Based Restricted Stock Unit Award Agreement+
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1*	Blade Air Mobility, Inc. Incentive Compensation Clawback Policy
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020
(2)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021
(3)	Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021
(4)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019
(5)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 16, 2021
(6)	Incorporated by reference to our Form S-4 (file number 001-39046) filed on January 29, 2021
(7)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 2, 2021
(8)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on December 20, 2021
(9)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 19, 2022
(10)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 2, 2021
(11)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 9, 2022
(12)	Incorporated by reference to our post-effective amendment to the Form S-1 (file number 001-39046) filed on January 20, 2022
(13)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on March 16, 2023
(14)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on March 30, 2023
+	Denotes a management contract or compensatory arrangement

Item 16. Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.
March 12, 2024

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

Signature	Title	Date

/s/ Robert S. Wiesenthal	Chief Executive Officer and Director	March 12, 2024
Robert Wiesenthal	(Principal Executive Officer)

/s/ William A. Heyburn	Chief Financial Officer	March 12, 2024
William A. Heyburn	(Principal Financial Officer)

/s/ Amir M. Cohen	Chief Accounting Officer	March 12, 2024
Amir M. Cohen	(Principal Accounting Officer)

/s/ Eric Affeldt	Chairman of the Board	March 12, 2024
Eric Affeldt

/s/ John Borthwick	Director	March 12, 2024
John Borthwick

/s/ Jane Garvey	Director	March 12, 2024
Jane Garvey

/s/ Andrew Lauck	Director	March 12, 2024
Andrew Lauck

/s/ Kenneth Lerer	Director	March 12, 2024
Kenneth Lerer

/s/ Reginald Love	Director	March 12, 2024
Reginald Love

/s/ Susan Lyne	Director	March 12, 2024
Susan Lyne

/s/ Edward Philip	Director	March 12, 2024
Edward Philip