Form 10-Q
period 2024-03-31
Blade Air Mobility, Inc.
filed 2024-05-07
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, there were 77,346,018 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$36,758	$27,873
Restricted cash	1,302	1,148
Accounts receivable, net of allowance of $127 and $98 at March 31, 2024 and December 31, 2023, respectively	23,550	21,005
Short-term investments	114,215	138,264
Prepaid expenses and other current assets	18,183	17,971
Total current assets	194,008	206,261

Non-current assets:
Property and equipment, net	3,468	2,899
Intangible assets, net	19,524	20,519
Goodwill	39,777	40,373
Operating right-of-use asset	24,576	23,484
Other non-current assets	1,439	1,402
Total assets	$282,792	$294,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,836	$23,859
Deferred revenue	7,981	6,845
Operating lease liability, current	4,428	4,787
Total current liabilities	23,245	35,491

Non-current liabilities:
Warrant liability	1,480	4,958
Operating lease liability, long-term	21,101	19,738
Deferred tax liability	357	451
Total liabilities	46,183	60,638

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 77,146,050 and 75,131,425 shares issued at March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid in capital	397,477	390,083
Accumulated other comprehensive income	3,113	3,964
Accumulated deficit	(163,988)	(159,754)
Total stockholders' equity	236,609	234,300

Total Liabilities and Stockholders' Equity	$282,792	$294,938
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$51,514	$45,271

Operating expenses
Cost of revenue	41,375	38,107
Software development	670	1,123
General and administrative	17,209	16,257
Selling and marketing	2,128	2,611
Total operating expenses	61,382	58,098

Loss from operations	(9,868)	(12,827)

Other non-operating income
Interest income	2,072	1,954
Change in fair value of warrant liabilities	3,478	566
Realized loss from sales of short-term investments	—	(81)
Total other non-operating income	5,550	2,439

Loss before income taxes	(4,318)	(10,388)

Income tax benefit	(84)	(196)

Net loss	$(4,234)	$(10,192)

Net loss per share (Note 7):
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)
Weighted-average number of shares outstanding:
Basic	75,796,411	71,992,771
Diluted	75,796,411	71,992,771

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,234)	$(10,192)
Other comprehensive income:
Net unrealized investment income	—	29
Less: Reclassification adjustment for losses included currently in net income	—	51
Foreign currency translation adjustments for the period	(851)	845
Other comprehensive income	(851)	925
Comprehensive loss	$(5,085)	$(9,267)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1,2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	508,181	—	91	—	—	91
Issuance of common stock upon settlement of restricted stock units	509,565	—	—	—	—	—
Stock-based compensation	—	—	4,318	—	—	4,318
Shares withheld related to net share settlement	(12,119)	—	(37)	—	—	(37)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Other comprehensive loss	—	—	—	(851)	—	(851)
Net loss	—	—	—	—	(4,234)	(4,234)
Balance as of March 31, 2024	77,146,050	$7	$397,477	$3,113	$(163,988)	$236,609

Balance as of January 1,2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	300,785	—	54	—	—	54
Issuance of common stock upon settlement of restricted stock units	159,875	—	—	—	—	—
Stock-based compensation	—	—	3,221	—	—	3,221
Shares withheld related to net share settlement	(7,211)	—	(81)	—	—	(81)
Issuance of common stock for settlement of contingent consideration (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	925	—	925
Net loss	—	—	—	—	(10,192)	(10,192)
Balance as of March 31, 2023	72,498,822	$7	$380,852	$3,212	$(113,870)	$270,201
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(4,234)	$(10,192)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	1,594	1,652
Stock-based compensation	4,318	3,221
Change in fair value of warrant liabilities	(3,478)	(566)
Gain on lease modification	(47)	—
Realized loss from sales of short-term investments	—	81
Realized foreign exchange loss	3	5
Accretion of interest income on held-to-maturity securities	(1,481)	(1,386)
Deferred tax benefit	(84)	(196)
Bad debt expense	31	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(416)	(1,621)
Accounts receivable	(2,609)	(5,585)
Other non-current assets	(44)	(42)
Operating right-of-use assets/lease liabilities	(27)	77
Accounts payable and accrued expenses	(10,237)	(3,383)
Deferred revenue	1,160	1,080
Net cash used in operating activities	(15,551)	(16,855)

Cash Flows From Investing Activities:
Capitalized software development costs	(311)	—
Purchase of property and equipment	(816)	(646)
Purchase of short-term investments	—	(121)
Proceeds from sales of short-term investments	—	16,000
Purchase of held-to-maturity investments	(77,051)	(130,145)
Proceeds from maturities of held-to-maturity investments	102,740	131,187
Net cash provided by investing activities	24,562	16,275

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	91	54
Taxes paid related to net share settlement of equity awards	(37)	(81)
Net cash provided by / (used in) financing activities	54	(27)

Effect of foreign exchange rate changes on cash balances	(26)	3
Net increase (decrease) in cash and cash equivalents and restricted cash	9,039	(604)
Cash and cash equivalents and restricted cash - beginning	29,021	44,423
Cash and cash equivalents and restricted cash - ending	$38,060	$43,819

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$36,758	$41,739
Restricted cash	1,302	2,080
Total cash, cash equivalents and restricted cash	$38,060	$43,819

Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	2,581	7,166
Common stock issued for settlement of earn-out (1)	3,022	1,785
Purchases of PPE in accounts payable and accrued expenses	285	—
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and market value at March 31, 2024 and December 31, 2023 were $114,215 and $114,137, and $138,264 and $138,285, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such market value is Level 2. See Note 11 – Fair Value Measurements for additional information.
Software Development Costs

The Company incurs costs related to the development of its technology stack. The costs consist of personnel costs (including related benefits and stock-based compensation) and external vendor costs incurred during the development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the project is substantially complete and the developed features are ready for their intended use, including the completion of all significant testing. Costs related to preliminary project activities, post implementation operating activities and system maintenance are expensed as incurred.

Capitalized costs are included in intangible assets and amortized over three years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of capitalized software development costs are recorded within software development expense in our unaudited interim condensed consolidated statement of operations.

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit
Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Vendors

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

One vendor accounted for 14% of the Company’s purchases from operating vendors for the three months ended March 31, 2024. One vendor accounted for 12% of the Company’s purchases from operating vendors for the three months ended March 31, 2023.

One vendor accounted for 18% of the Company’s outstanding accounts payable as of March 31, 2024. Two vendors accounted for 17% and 10%, respectively, of the Company’s outstanding accounts payable as of December 31, 2023.

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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the fair value of intangible assets and goodwill, the determination of whether a contract contains a lease, the allocation of consideration between lease and nonlease components, the determination of incremental borrowing rates for leases and the provision for income taxes and related deferred tax accounts.
Recently Issued Accounting Pronouncements - Not Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment disclosures of public entities. This expansion includes the requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. Additionally, the ASU mandates the disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment's profit or loss and assets. These disclosure requirements apply to public entities with a single reportable segment as well. The ASU will be effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and early adoption is allowed. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This ASU amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company's unaudited interim condensed consolidated financial statements, both present and future.
Note 2 – Revenue
Revenue Recognition
Blade operates in three key product lines across two segments (see Note 5 for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States, Canada and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis. Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services, with the exception of Europe where institutional clients pay after the performance of related services under payment terms. The revenue is recognized when the service is completed.
•Jet and Other –  Consists principally of revenues from non-medical jet charter and by-the-seat jet flights between New York and South Florida, revenue from brand partners for exposure to Blade fliers and certain ground transportation services. Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet payments are typically collected at the time of booking before the performance of the related service. The revenue is recognized when the service is completed.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs. MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized when the service is completed.

The Company initially records advance payments for passenger flights in deferred revenue, deferring revenue recognition until the travel occurs. Deferred revenue from advance payments, customer credit and gift card purchases is recognized as revenue when a flight is flown. Deferred revenue from the Company’s passes is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.
Disaggregated Revenue

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended March 31,
	2024	2023
Passenger Segment
Short Distance	$9,810	$10,425
Jet and Other	5,678	8,079
Total	$15,488	$18,504

Medical Segment
MediMobility Organ Transport	$36,026	$26,767
Total	$36,026	$26,767

Total Revenue	$51,514	$45,271
Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2024 and December 31, 2023, the Company's contract liability balance is $7,981 and $6,845 respectively, and is recorded as deferred revenue on its unaudited interim condensed consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. The customer has one year to use the credit as payment for a future flight with the Company. Gift cards represent prepayment of flights. The table below presents a roll forward of the contract liability balance:

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$6,845	$6,709
Additions	11,960	13,599
Revenue recognized	(10,824)	(12,520)
Balance, end of period	$7,981	$7,788
For the three months ended March 31, 2024, the Company recognized $2,095 of revenue that was included in the contract liability balance as of January 1, 2024. For the three months ended March 31, 2023, the Company recognized $2,686 of revenue that was included in the contract liability balance as of January 1, 2023.

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
During the three months ended March 31, 2024, the Company added the following leases in accordance with ASC 842:

Effective in March 2022, Blade entered into an agreement for a three-year term ending March 31, 2025 for six aircraft. This CPA was restated and amended in March 2023 for seven aircraft and additional two years (for a total five-year term ending March 31, 2028). This CPA was restated and amended in December 2023 for up to eight aircraft for a five-year term ending March 31, 2028. This CPA was further restated and amended in January 2024 for eight aircraft for a four-year term ending November 30, 2027. The additional eighth aircraft commenced January 1, 2024. Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination a one-year flight hour guarantee will be pro-rated to the date of the termination and the operator will be entitled to retain any unapplied deposit paid by Blade at the time of such termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

The Company allocates the consideration in the capacity purchase agreements to the lease and non-lease components based on their relative standalone value. The non-lease components for these agreements primarily consist of the costs associated with flight operations. The Company determines its best estimate of the standalone value of the individual components by considering observable information from publicly available market rates.

See Note 9, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	March 31, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$24,576	$23,484
Operating lease liability, current	4,428	4,787
Operating lease liability, long-term	21,101	19,738

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

As of March 31, 2024, included in the table above is $23,165, $3,857 and $20,287 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2023, included in the table above is $21,081, $3,215 and $18,871 of operating right-of-use asset, current operating lease liability, and long-term operating lease liability, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,
	2024	2023
Lease cost:
Short-term lease cost	$98	$94
Operating lease cost	356	467
Operating lease cost - Cost of revenue	1,456	990
Total	$1,910	$1,551
Operating lease costs related to aircraft leases that are embedded within CPAs are recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statement of operations.

Other information related to leases is presented below:

March 31, 2024
Weighted-average discount rate – operating lease	8.90%
Weighted-average remaining lease term – operating lease (in years)	6.3
As of March 31, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2024	$4,832
2025	6,166
2026	5,846
2027	4,842
2028	2,387
Thereafter	8,779
Total future minimum lease payments, undiscounted	32,852
Less: Imputed interest for leases in excess of one year	(7,323)
Present value of future minimum lease payments	$25,529
Leases Not Yet Commenced
As of March 31, 2024, the Company had additional operating real estate leases that had not yet commenced of $5,311. These operating leases will commence over the next 12 months.
Construction of the leased facilities will be managed and contracted by the Lessor.
Note 4 – Stock-Based Compensation
Equity Compensation Plans

The Company maintains the 2021 Omnibus Incentive Plan (the “2021 Plan”), which has been approved by our stockholders and provides for the issuance of shares of common stock to our employees, officers, directors, consultants and

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

advisors, subject to its terms. The 2021 Plan is administered by the Compensation Committee of our Board of Directors. Awards granted under the 2021 Plan are subject to individual award agreements that, among other things, specify the conditions for vesting, termination and forfeiture. The requisite vesting periods for time-based awards made to date range from vesting on grant date to as late as four years from the date of grant. The expiration date of the 2021 Plan, on and after which date no awards may be granted under the 2021 Plan, is May 7, 2031 (the tenth anniversary of the effective date of the 2021 Plan); provided, however, that such expiration shall not affect awards then outstanding under the 2021 Plan, and the terms and conditions of the 2021 Plan shall continue to apply to such awards.

The number of shares of our common stock available for issuance under the 2021 Plan (the “Absolute Share Limit”) automatically increases on the first day of each fiscal year by the lesser of (a) 4,653,484 shares of common stock, (b) 5% of the total number of shares of common stock outstanding on the last year of the immediately preceding fiscal year and (c) a lower number of shares of common stock as determined by our Board of Directors. The Absolute Share Limit is also automatically increased by any shares of common stock underlying awards outstanding under the Fly Blade, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) that, on or after the effective date of the 2021 Plan, expire or are canceled, forfeited, terminated, settled in cash or otherwise settled without issuance to the holder. Pursuant to the annual automatic increase feature of the 2021 Plan, our Board of Directors approved an increase of 3,756,471 shares of common stock available for issuance under the 2021 Plan, effective January 1, 2024, for a total of 20,521,493 shares available for issuance under the 2021 Plan as of such date.
Stock Option Awards
All of the outstanding stock options awards are fully vested. To date, there have been no stock option awards granted under the 2021 Plan (as defined below).

Following is a summary of stock option activities for the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2024	7,217,074	$0.19	$0.21	3.5
Exercised	(508,181)	0.18	0.22
Forfeited	—	—	—
Outstanding – March 31, 2024	6,708,893	$0.19	$0.21	3.2	$17,856
Exercisable as of March 31, 2024	6,708,893	$0.19	$0.21	3.2	$17,856
For the three months ended March 31, 2024 and 2023, the Company recorded no stock option expense. As of March 31, 2024, there are no remaining stock options subject to amortization.
Restricted Stock

During the three months ended March 31, 2024, the Company granted an aggregate of 7,149,318 of the Company's restricted stock units (“RSUs”), of which 2,092,178 were to various employees, officers, directors, consultants, and service providers and 5,057,140 Performance-Based Restricted Stock Units (“PSUs”) were to named executive officers and key employees under the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. Each PSU represents the right to receive one share of the Company’s common stock. The grant date fair value of these PSUs was $3.94 per share. Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met.

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

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	5,259,982	$4.99
Granted (1)	7,149,318	3.77
Vested	(509,565)	4.85
Forfeited	(432,724)	3.61
Non-vested – March 31, 2024	11,467,011	$4.29
(1) 5,057,140 PSUs will vest subject to the achievement of certain financial performance metrics by the Company as discussed above.
For the three months ended March 31, 2024 and 2023, the Company recorded $4,318 and $3,221 in stock compensation expense for restricted stock unit awards. As of March 31, 2024, unamortized stock-based compensation costs related to restricted stock unit arrangements was $45,182 and will be recognized over a weighted average period of 3.2 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Software development (1)	$(20)	$168
General and administrative (2)	4,197	2,636
Selling and marketing	366	78
Total stock-based compensation expense (3)	$4,543	$2,882
(1) For the three months ended March 31, 2024, a cumulative adjustment of $181 was recorded due to the forfeiture of restricted stock units of certain former employees.
(2) For the three months ended March 31, 2023, the Company included a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration related to the acquisition of Trinity Air Medical, Inc. (“Trinity”) that was paid in the first quarter of 2023 in respect of 2022 results.
(3) Stock-based compensation expenses for the period ended March 31, 2024 include $225 accrued expenses.
Note 5 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and is used in resource allocation and performance assessments. In addition, per ASC 280, Segment Reporting, paragraph 280-10-50-11, two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic characteristics. The Company has identified two reportable segments - Passenger and Medical, as our Chief Executive Offer, who is our CODM regularly reviews discrete information for those two reportable segments. The Passenger segment consists of our two product lines Short Distance and Jet and Other. The Medical segment consists of the MediMobility Organ Transport product line. Our product lines are defined in Note 2 — Revenue.

Beginning in the first quarter of 2024, the Company changed its primary measure of segment performance to Adjusted EBITDA, as the CODM evaluates the performance of the segments and allocates resources primarily based on their

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

respective Adjusted EBITDA. Adjusted EBITDA reflects the operational efficiency and core results of our segment, independent of tax implications and non-operational financial factors. Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, and (7) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods.

The following table reflects certain financial data of the Company’s reportable segments:

	Three Months Ended March 31,
	2024	2023
Segment revenue
Passenger	$15,488	$18,504
Medical	36,026	26,767
Total revenue	$51,514	$45,271

Segment Adjusted EBITDA
Passenger	$(2,651)	$(3,055)
Medical	4,409	1,880
Adjusted unallocated corporate expenses and software development (1)	(5,304)	(6,549)
Total Adjusted EBITDA	(3,546)	(7,724)
Reconciling items:
Depreciation and amortization	(1,594)	(1,652)
Stock-based compensation	(4,543)	(3,221)
Change in fair value of warrant liabilities	3,478	566
Realized (gain) loss from sales of short-term investments	—	(81)
Interest income, net	2,072	1,954
Legal and regulatory advocacy fees (2)(3)	(123)	(423)
Executive severance costs	—	(146)
Contingent consideration compensation (earn-out) (4)	—	339
M&A transaction costs	(62)	—
Loss before income taxes	$(4,318)	$(10,388)
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) For the three months ended March 31, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 9) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(3) For the three months ended March 31, 2023, represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(4) Represents the credit recorded in connection with the settlement of the equity-based portion of Trinity’s contingent consideration that was paid in the first quarter of 2023 in respect of 2022 results. 2023 was the last year subject to an earn-out payment.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

	March 31, 2024	December 31, 2023
Goodwill
Passenger	$26,449	$27,045
Medical	13,328	13,328
Total goodwill	$39,777	$40,373
Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended March 31,
	2024	2023
Revenue
United States	$45,301	$37,999
Other	6,213	7,272
Total revenue	$51,514	$45,271

	March 31, 2024	December 31, 2023
Long-lived assets
United States	$14,150	$13,727
Other	13,894	12,656
Total long-lived assets	$28,044	$26,383
Note 6 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.

For the three months ended March 31, 2024 and 2023, income tax benefit was $84 and $196, respectively. The tax benefit in the 2024 period is attributable to Blade Monaco. The difference in the tax benefit in the 2024 period compared to the 2023 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S., Canada and France net operating losses.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

A reconciliation of net loss and common stock share amounts used in the computation of basic and diluted loss per common share is presented below.

	Three Months Ended March 31,
	2024	2023
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(4,234)	$(10,192)

Total weighted-average basic common shares outstanding	75,796,411	71,992,771

Net loss per common share:
Basic and diluted loss per common share	$(0.06)	$(0.14)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three months ended March 31, 2024 and 2023 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants to purchase shares of common stock	14,166,644	14,166,644
Options to purchase shares of common stock	6,708,893	7,303,079
Restricted shares of common stock	11,467,011	7,459,037
Total potentially dilutive securities	32,342,548	28,928,760
Note 8 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in the Company. Additionally, one member of the Company’s board of directors is a Partner of an affiliated company of RedBird Capital Partners Management LLC.

During the three months ended March 31, 2024 and 2023, the Company paid these jet operators approximately $61 and $68, respectively for air charter services. These costs were recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statement of operations.
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
As of March 31, 2024, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 3 – Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
Remainder of 2024	$16,354	$10,201	$1,882
2025	22,539	16,135	—
2026	20,925	14,521	—
2027	20,352	13,947	—
2028	6,405	—	—
2029 - 2032 (each year)	6,405	—	—
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

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of March 31, 2024, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases have been consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the EIC Directors, the former officers of EIC, Experience Sponsor LLC (“Sponsor”) and KSL Capital Partners, LLC (“KSL”), and aiding and an abetting breach of fiduciary duty claim against Sponsor and KSL. The Complaint alleges, amongst other things, that the Merger Proxy insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who is also our current chief executive officer. The complaints seek, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.3 million, $1.1 million and $1.6 million for the years ending December 31, 2024, 2025 and 2026, respectively.
Note 10 – Warrant Liabilities
On May 7, 2021, the merger between Old Blade and EIC was consummated (the “Merger”). The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC Initial Public Offering (“EIC IPO”) (whether they were purchased in the EIC IPO or thereafter in the open market), which are exercisable for an aggregate of 9,166,644 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to the Experience Sponsor LLC (“Sponsor”) in a private placement simultaneously with the closing of the EIC IPO, which are exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited interim condensed consolidated statement of operations. See Note 11 – Fair Value Measurements for additional information.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2024	December 31, 2023
Warrant liabilities - Public Warrants	1	$958	$3,208
Warrant liabilities - Private Warrants	2	522	1,750
Fair value of aggregate warrant liabilities		$1,480	$4,958
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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2024	$3,208	$1,750	$4,958
Change in fair value of warrant liabilities	(2,250)	(1,228)	(3,478)
Fair value as of March 31, 2024	$958	$522	$1,480
Note 12 – Stockholders' Equity

Preferred Stock

The board of directors of the Company is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of March 31, 2024 or December 31, 2023.

Share Repurchase Program

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

On March 20, 2024, the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's Class A common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Company’s stock repurchase programs may be suspended, modified or discontinued by the Board at any time without prior notice at the Company's discretion. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.
Note 13 – Subsequent Events

On March 11, 2024, Blade entered into definitive agreements to acquire eight fixed-wing aircraft (the “Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet Inc. and Aviation Bridge, LLC for a combined purchase price of approximately $21.0 million, funded by the application of approximately $9.3 million in existing prepaid deposits under existing Capacity Purchase Agreements with M&N, and approximately $11.7 million in cash, subject to traditional closing conditions, inspections, holdbacks and adjustments. During the period from April 1, 2024 through May 2, 2024, Blade completed the acquisition of seven of the eight aircraft, with the acquisition of the remaining one aircraft expected to complete in the coming months. Blade intends to utilize the Acquired Aircraft, which were previously dedicated to Blade under existing Capacity Purchase Agreements, to support its Medical business line. The Acquired Aircraft will continue to be operated by the same operator.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
•provisions in our charter that designate exclusive forum; and
•the other factors described elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2023, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.

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
Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended March 31,
	2024	2023
Seats flown – all passenger flights	27,708	28,550
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

We also own a small number of fixed wing aircraft, operated and maintained by a third-party, that we utilize primarily for the Medical segment. We prioritize the use of owned aircraft and dedicated aircraft under capacity purchase agreements, which provide better economies of scale. We size our owned fleet and our commitments under capacity purchase agreements significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

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
Impact of inflation to our business

We generally pay a fixed hourly rate to our third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. For our owned aircraft, we will be more directly exposed to inflation of aircraft operating expenses, including pilot salaries, fuel, insurance, parts and maintenance.

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
Key Components of the Company’s Results of Operations
Revenue
Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services. The revenue is recognized when the service is completed.

Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet payments are typically collected at the time of booking before the performance of the related service. The revenue is recognized when the service is completed.

MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client's payment terms. The revenue is recognized when the service is completed.
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, depreciation for cars, ROU asset amortization and internal costs incurred in generating organ ground transportation revenue using the Company's owned cars.

Software Development
Software development expenses consist primarily of staff costs, stock-based compensation costs and capitalized software amortization costs.
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
Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$51,514	$45,271

Operating expenses
Cost of revenue	41,375	38,107
Software development	670	1,123
General and administrative	17,209	16,257
Selling and marketing	2,128	2,611
Total operating expenses	61,382	58,098

Loss from operations	(9,868)	(12,827)

Other non-operating income
Interest income, net	2,072	1,954
Change in fair value of warrant liabilities	3,478	566
Realized loss from sales of short-term investments	—	(81)
Total other non-operating income	5,550	2,439

Loss before income taxes	(4,318)	(10,388)

Income tax benefit	(84)	(196)

Net loss	$(4,234)	$(10,192)

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$9,810	$10,425	(6)%
Jet and Other	5,678	8,079	(30)%
MediMobility Organ Transport	36,026	26,767	35%
Total Revenue	$51,514	$45,271	14%

For the three months ended March 31, 2024 and 2023, revenue increased by $6.2 million or 14%, from $45.3 million in 2023 to $51.5 million in 2024.
Short Distance revenue decreased by $0.6 million or 6% from $10.4 million in 2023 to $9.8 million in 2024. The decrease was primarily driven by lower activity of Europe for a $0.6 million decrease, mostly due to significant weather impacts, and lower activity in Canada for a $0.4 million decrease. These were partially offset by growth in our New York airport transfer products for a $0.3 million increase and a $0.1 million increase in other US Short Distance.

Jet and Other revenue decreased by $2.4 million or 30% from $8.1 million in 2023 to $5.7 million in 2024. The decrease was driven primarily by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida, resulting in a $2.9 million decrease, partially offset by growth in Jet charters of $0.3 million and growth in brand partnership revenues of $0.2 million.
MediMobility Organ Transport revenue increased by $9.3 million or 35% from $26.8 million in 2023 to $36.0 million in 2024. The growth was driven primarily by the addition of new hospital clients resulting in a $3.8 million increase, higher activity from existing clients, resulting in a $2.1 million increase, as hospitals accepted more organs for transplant involving longer travel distances, increasing average flight hours per trip, higher revenue per flight hour resulting in a $1.0 million increase and an increase in ground revenue for $2.0 million (from both existing and new clients).
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Cost of revenue	$41,375	$38,107	9%
Percentage of revenue	80%	84%

For the three months ended March 31, 2024 and 2023, cost of revenue increased by $3.3 million or 9%, from $38.1 million during 2023 to $41.4 million in 2024 driven by increased flight volume and an increase in the average Medical flight distance.
Cost of revenue as a percentage of revenues decreased by 4 percentage points from 84% to 80%, attributable primarily to increased use of dedicated aircraft (which typically have lower costs per flight hour and enhanced economies of scale) and increased revenue per flight hour in our Medical business, these improvements were partially offset by higher cost of revenue as a percent of revenue in Europe and Canada compared to the same period last year.

Software Development

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Software development	$670	1,123	(40)%
Percentage of revenue	1%	2%
For the three months ended March 31, 2024 and 2023, software development costs decreased $0.5 million, or 40%, from $1.1 million during 2023 to $0.7 million in 2024, attributable primarily to a decrease in staff and contractors costs and a decrease of $0.2 million in stock-based compensation costs (due to a forfeiture).
General and Administrative

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
General and administrative	$17,209	$16,257	6%
Percentage of revenue	33%	36%
For the three months ended March 31, 2024 and 2023, general and administrative expense increased by $1.0 million, or 6%, from $16.3 million in 2023 to $17.2 million in 2024.

The primary driver for the increase was a $2.0 million increase in staff costs, of which $1.5 million is attributable to stock-based compensation and $0.5 million is attributable to increased headcount to support growth in Medical. Those increases were partially offset by a $0.6 million decrease in legal and insurance expense and a $0.3 million decrease in intangibles amortization costs.
Selling and Marketing

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Selling and marketing	$2,128	$2,611	(18)%
Percentage of revenue	4%	6%
For the three months ended March 31, 2024 and 2023, selling and marketing expense decreased by $0.5 million, or 18%, from $2.6 million in 2023 to $2.1 million in 2024. The decrease is attributable primarily to a $1.0 million decrease in marketing expenses, primarily driven by the discontinuation of seasonal jet service between New York and South Florida. This decrease was partially offset by a $0.5 million increase in staff costs, inclusive of stock-based compensation and sales commissions.
Other non-operating income (expense)

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Interest income, net	$2,072	$1,954
Change in fair value of warrant liabilities	3,478	566
Realized loss from sales of short-term investments	—	(81)
Total other non-operating income	$5,550	$2,439	128%
For the three months ended March 31, 2024 and 2023, other non-operating income increased by $3.1 million, or 128% from $2.4 million in 2023 to $5.6 million in 2024. This increase was driven primarily by a $2.9 million decrease in the fair value of our warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price. Interest income associated with our short-term investments and money market accounts also increased $0.1 million.

Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 5 - “Segment and Geographic Information” in the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$15,488	$18,504	(16)%
Medical	36,026	26,767	35%
Total revenue	$51,514	$45,271	14%

Segment Adjusted EBITDA
Passenger	$(2,651)	$(3,055)	(13)%
Medical	4,409	1,880	135%
Adjusted unallocated corporate expenses and software development (1)	(5,304)	(6,549)	(19)%
Adjusted EBITDA(2)	$(3,546)	$(7,724)	(54)%

Segment Adjusted EBITDA Margin(3)
Passenger	(17)%	(17)%
Medical	12%	7%
Adjusted EBITDA Margin	(7)%	(17)%
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(3) Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue. Segment Adjusted EBITDA is defined as segment Adjusted EBITDA as a percentage of segment revenue.

Passenger segment

For the three months ended March 31, 2024 and 2023, Passenger revenue decreased by $3.0 million or 16%, from $18.5 million in 2023 to $15.5 million in 2024. The decrease was attributable to a $0.6 million decrease in Short Distance and a $2.4 million decrease in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $0.4 million or 13% for the three months ended March 31, 2024 from $(3.1) million in the same period of 2023 to $(2.7) million in 2024. The improvement is primarily attributable to a $1.0 million decrease in marketing expenses and a $0.2 million decrease in personnel costs. These were partially offset by higher effective cost of revenue per flight attributable to difficult weather, which drove high cancellation rates compared to the prior year period for a $0.7 million impact.
Medical segment
For the three months ended March 31, 2024 and 2023, Medical revenue increased by $9.3 million or 35%, from $26.8 million in 2023 to $36.0 million in 2024. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $2.5 million or 135%, for the three months ended March 31, 2024 from $1.9 million in the same period of 2023 to $4.4 million in 2024. $3.7 million of the increase is attributable to: (i) larger volume for both air and ground missions, from new and existing clients (ii) increased average air trip distance (iii) lower effective cost of revenue per flight due to higher utilization of dedicated aircraft, which typically have lower cost per flight hour. Those increases were partially offset by a $1.2 million increase in fixed costs, primarily staff costs in order to support the higher activity.

Adjusted EBITDA, Flight Profit and Flight Margin

The following table presents our consolidated Adjusted EBITDA, Flight Profit and Flight Margin results:

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except percentages)
Adjusted EBITDA(1)	$(3,546)	$(7,724)	(54)%
Flight Profit(1)	$10,139	7,164	42%
Flight Margin(1)	19.7%	15.8%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
Comparison of the Three Months Ended March 31, 2024 and 2023

Adjusted EBITDA improved by $4.2 million for the three months ended March 31, 2024 from $(7.7) million in the same period of 2023 to $(3.5) million in 2024. The improvement is primarily attributable to improvements in both Passenger and Medical Adjusted EBITDA (refer to the discussion above), coupled with a $1.2 million decrease in Adjusted unallocated corporate costs and software development, attributable primarily to $0.6 million decrease in professional services and insurance and $0.5 million decrease in staff costs;

Flight Profit increased by $3.0 million or 42% for the three months ended March 31, 2024 from $7.2 million in the same period of 2023 to $10.1 million in 2024. The increase was driven by (i) higher volumes of Medical air and ground missions, from new and existing clients; (ii) increased average air trip distance for Medical flights; and (iii) a lower effective cost of revenue per flight for Medical flights, due to higher utilization of dedicated aircraft, which typically have lower cost per flight hour. This was partially offset by higher effective flight cost per hour in Europe due to difficult weather, which drove high cancellation rates compared to the prior year period, and lower load factor in Canada’s by-the-seat flights compared to the prior year period.

Flight Margin increased from 15.8% to 19.7%, primarily attributable to increased use of dedicated aircraft (which are more cost efficient) for Medical flights and higher revenue per Medical flight hour. This was partially offset by higher effective cost of revenue per flight in Europe due to difficult weather (which drove higher cancellation rates) and lower load factor in Canada’s by-the-seat flights.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this segment results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measure discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other companies. These include Adjusted EBITDA, Flight Profit and Flight Margin, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, and (7) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(4,234)	$(10,192)
Add (deduct):
Depreciation and amortization	1,594	1,652
Stock-based compensation	4,543	3,221
Change in fair value of warrant liabilities	(3,478)	(566)
Realized loss from sales of short-term investments	—	81
Interest income, net	(2,072)	(1,954)
Income tax benefit	(84)	(196)
Legal and regulatory advocacy fees (1)(2)	123	423
Executive severance costs	—	146
Contingent consideration compensation (earn-out) (3)	—	(339)
M&A transaction costs	62	—
Adjusted EBITDA	$(3,546)	$(7,724)
Revenue	$51,514	$45,271
Adjusted EBITDA as a percentage of revenue	(7)%	(17)%
(1) For the three months ended March 31, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 9) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) For the three months ended March 31, 2023, represents certain legal and regulatory advocacy fees for the proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. It is worth noting that we do not anticipate incurring any further legal fees related to the Westchester litigation.
(3) Represents a credit recorded in connection with the settlement of the equity-based portion of Trinity's contingent consideration that was paid in the first quarter of 2023 in respect of 2022 results. 2023 was the last year subject to an earn-out payment.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue.

Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's flight and ground operations, as they focus solely on the direct variable costs associated with those operations.

Gross Profit

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions which primarily includes credit card processing fees, depreciation and amortization, staff costs including stock-based compensation, commercial costs and establishment costs. The reconciliation of gross profit to Flight Profit can be found in the table below.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$51,514	$45,271
Less:
Cost of revenue (1)	41,375	38,107
Depreciation and amortization	1,240	1,471
Stock-based compensation	78	40
Other (2)	2,969	2,424
Gross Profit	$5,852	$3,229
Gross Margin	11.4%	7.1%

Gross Profit	$5,852	$3,229
Reconciling items:
Depreciation and amortization	1,240	1,471
Stock-based compensation	78	40
Other (2)	2,969	2,424
Flight Profit	$10,139	$7,164
Flight Margin	19.7%	15.8%
(1) Cost of revenue consists of flight costs paid to operators of aircraft and cars, landing fees, depreciation for cars, ROU asset amortization and internal costs incurred in generating organ ground transportation revenue using the Company's owned cars.
(2) Other costs include credit card processing fees, staff costs, commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024 and December 31, 2023, we had total liquidity of $151.0 million and $166.1 million, respectively, consisting of cash and cash equivalents of $36.8 million and $27.9 million, respectively, and short-term investments of $114.2 million and $138.3 million, respectively. In addition, as of March 31, 2024 and December 31, 2023, we had restricted cash of $1.3 million and $1.1 million, respectively. As of March 31, 2024, $114.2 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $151.0 million of total liquid funds as of March 31, 2024, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of March 31, 2024, the Company had net working capital of $170.8 million, zero debt, cash and cash equivalents of $36.8 million and short-term investments of $114.2 million. The Company had net losses of $4.2 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of March 31, 2024, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $16.4 million and $22.5 million for the years ending December 31, 2024 and 2025, respectively, $10.2 million and $16.1 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $1.9 million and $0.0 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” within Note 9 to the consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.7 million and $0.9 million for the years ending December 31, 2024 and 2025, respectively. See Note 3 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.3 million and $1.1 million for the years ending December 31, 2024 and 2025, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(15,551)	$(16,855)
Net cash provided by investing activities	24,562	16,275
Net cash provided by / (used in) financing activities	54	(27)
Effect of foreign exchange rate changes on cash balances	(26)	3
Net increase (decrease) in cash and cash equivalents and restricted cash	9,039	(604)

Cash Used In Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $15.6 million, driven by a net loss of $4.2 million and $12.2 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $4.3 million, depreciation and amortization of $1.6 million, non-cash accretion of interest income on held-to-maturity securities of $1.5 million, income from change in fair value of warrant liabilities of $3.5 million, and a deferred tax benefit of $0.1 million. The $12.2 million of cash used for working capital requirements was primarily driven by a decrease in accounts payable and accrued expenses of $10.2 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan, an increase in accounts receivable of $2.6 million (attributable to the revenue growth in the Medical segment), and an increase in prepaid expenses and other current assets of $0.4 million, driven by prepayments made to operators in connection with capacity purchase agreements; partially offset by an increase in deferred revenue of $1.2 million (driven by client prepayments).
For the three months ended March 31, 2023, net cash used in operating activities was $16.9 million, primarily driven by a net loss of $10.2 million and $9.5 million cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $3.2 million, depreciation and amortization of $1.7 million, accretion of interest income on held-to-maturity securities of $1.4 million, income from change in fair value of warrant liabilities of $0.6 million, realized loss of $0.1 million from the sale of short-term investments, and a deferred tax benefit of $0.2 million. The $9.5 million cash used for working capital requirements was primarily driven by an increase in accounts receivable of $5.6 million, due to the rapid growth in MediMobility Organ Transport, a decrease in accounts payable and accrued expenses of $3.4 million (driven by the payment of the Trinity contingent consideration compensation payment and the 2022 short term incentive plan), an increase in prepaid expenses and other current assets of $1.6 million, driven by prepayments to operators in connection with capacity purchase agreements, partially offset by an increase in deferred revenue of $1.1 million (driven by client prepayments).
Cash Provided by Investing Activities
For the three months ended March 31, 2024, net cash provided by investing activities was $24.6 million, driven by $102.7 million of proceeds from maturities of held-to-maturity investments offset by $77.1 million in purchases of held-to-maturity investments; $0.8 million in purchases of property and equipment, consisting of leasehold improvements and furniture and fixtures for new office space in Arizona used by the Medical segment, and purchase of vehicles used in generating revenue by the Medical segment; and $0.3 million in capitalized software development costs.
For the three months ended March 31, 2023, net cash provided by investing activities was $16.3 million, driven by $16.0 million of proceeds from the sales of other short-term investments; $131.2 million of proceeds from maturities of held-to-maturity investments, partially offset by $130.1 million in purchases of held-to-maturity investments; $0.1 million in purchases of other short-term investments; and $0.6 million in purchases of property and equipment, consisting of leasehold improvements and furniture and fixtures used by the Passenger segment, and vehicles used in generating revenue by the Medical segment.
Cash Provided by / Used In Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was $54.0 thousand, reflecting $91.0 thousand of proceeds from the exercise of stock options, partially offset by $37.0 thousand cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”).

For the three months ended March 31, 2023, net cash used in financing activities was $27.0 thousand, primarily reflecting $81.0 thousand cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $54.0 thousand of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies and estimates as of March 31, 2024.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

We determined that our internal control over financial reporting had the following material weaknesses:

We identified material weaknesses relating to:

•The lack of effective IT General Controls in relation to:
◦user access controls that adequately restrict user access to financial applications, programs and data affecting underlying accounting records, and
◦the change management controls for certain operational applications that ensure IT program and data changes are identified, tested, authorized and implemented properly.

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
•We have designed additional controls to supplement the existing business process controls in relation to revenues, with these controls being implemented by the end of Q2 2024.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending March 31, 2024.

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
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 8, 2024, pursuant to the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of September 2, 2021, by and among Blade Urban Air Mobility, Inc. (“BUAM”), our wholly owned subsidiary, and the other parties thereto, pursuant to which BUAM acquired Trinity Air Medical, Inc., and a related letter agreement, dated February 13, 2024 by and among BUAM and certain of the other parties to the Purchase Agreement, we issued an aggregate of 1,008,998 shares in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 4(a)(2) thereunder. The shares were issued to two former stockholders of Trinity Air Medical, Inc. in settlement of the equity-based portion of contingent consideration that was owed to them pursuant to the Purchase Agreement in respect of certain fiscal year 2023 results. 2023 is the last year subject to an earn-out payment.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(3)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.1*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc and N84UP LLC+
10.2*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N125XP LLC and M&N Equipment, LLC+
10.3*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by between N154RR LL and Aviation Bridge, LLC+
10.4*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N240V LLC and M&N Equipment, LLC+
10.5*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc., and N682D LLC+
10.6*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N717KV LLC and M&N Equipment, LLC+
10.7*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N800TL LLC and Aviation Bridge, LLC+
10.8*	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N818LX LLC and M&N Equipment LLC+
10.9*	Joint Addendum to the Aircraft Purchase Agreements, dated March 11, 2024
10.10*	Second Joint Addendum to the Aircraft Purchase Agreements, dated April 9, 2024 +
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
+ Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

BLADE AIR MOBILITY, INC.

Date: May 7, 2024	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2024	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)