Form 10-Q
period 2024-06-30
Blade Air Mobility, Inc.
filed 2024-08-08
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

31 Hudson Yards, 14th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, there were 77,934,085 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,308	$27,873
Restricted cash	2,058	1,148
Accounts receivable, net of allowance of $278 and $98 at June 30, 2024 and December 31, 2023, respectively	27,723	21,005
Short-term investments	115,643	138,264
Prepaid expenses and other current assets	11,180	17,971
Total current assets	182,912	206,261

Non-current assets:
Property and equipment, net	22,093	2,899
Intangible assets, net	13,701	20,519
Goodwill	39,574	40,373
Operating right-of-use asset	21,123	23,484
Other non-current assets	928	1,402
Total assets	$280,331	$294,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,875	$23,859
Deferred revenue	9,266	6,845
Operating lease liability, current	4,145	4,787
Total current liabilities	30,286	35,491

Non-current liabilities:
Warrant liability	2,393	4,958
Operating lease liability, long-term	17,864	19,738
Deferred tax liability	402	451
Total liabilities	50,945	60,638

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 77,934,085 and 75,131,425 shares issued at June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid in capital	401,753	390,083
Accumulated other comprehensive income	2,777	3,964
Accumulated deficit	(175,151)	(159,754)
Total stockholders' equity	229,386	234,300

Total Liabilities and Stockholders' Equity	$280,331	$294,938
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$67,945	$60,989	$119,459	$106,260

Operating expenses
Cost of revenue	51,591	50,620	92,966	88,727
Software development	971	1,440	1,641	2,563
General and administrative	25,136	18,410	42,345	34,667
Selling and marketing	2,396	2,728	4,524	5,339
Total operating expenses	80,094	73,198	141,476	131,296

Loss from operations	(12,149)	(12,209)	(22,017)	(25,036)

Other non-operating income (expense)
Interest income	1,788	2,077	3,860	4,031
Change in fair value of warrant liabilities	(913)	(2,462)	2,565	(1,896)
Realized loss from sales of short-term investments	—	(14)	—	(95)
Total other non-operating income (expense)	875	(399)	6,425	2,040

Loss before income taxes	(11,274)	(12,608)	(15,592)	(22,996)

Income tax expense (benefit)	52	(376)	(32)	(572)

Net loss	$(11,326)	$(12,232)	$(15,560)	$(22,424)

Net loss per share (Note 7):
Basic	$(0.15)	$(0.17)	$(0.20)	$(0.31)
Diluted	$(0.15)	$(0.17)	$(0.20)	$(0.31)
Weighted-average number of shares outstanding:
Basic	77,603,604	73,169,003	76,700,008	72,584,138
Diluted	77,603,604	73,169,003	76,700,008	72,584,138

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,326)	$(12,232)	$(15,560)	$(22,424)
Other comprehensive income:
Net unrealized investment income	—	10	—	39
Less: Reclassification adjustment for losses included currently in net loss	—	13	—	64
Foreign currency translation adjustments for the period	(336)	(5)	(1,187)	840
Other comprehensive (loss) income	(336)	18	(1,187)	943
Comprehensive loss	$(11,662)	$(12,214)	$(16,747)	$(21,481)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 1,2024	77,146,050	$7	$397,477	$3,113	$(163,988)	$236,609
Issuance of common stock upon exercise of stock options	123,282	—	22	—	—	22
Issuance of common stock upon settlement of restricted stock units	1,077,067	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,647	—	—	5,647
Shares withheld related to net share settlement	(332,212)	—	(986)	—	—	(986)
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(336)	—	(336)
Net loss	—	—	—	—	(11,326)	(11,326)
Balance as of June 30, 2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386

Balance as of April 1,2023	72,498,822	$7	$380,852	$3,212	$(113,870)	$270,201
Issuance of common stock upon settlement of restricted stock units	675,049	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	2,797	—	—	2,797
Shares withheld related to net share settlement	(4,868)	—	(20)	—	—	(20)
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(12,232)	(12,232)
Balance as of June 30, 2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	631,463	—	113	—	—	113
Issuance of common stock upon settlement of restricted stock units	1,586,632	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,965	—	—	9,965
Shares withheld related to net share settlement	(344,331)	—	(1,023)	—	—	(1,023)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(1,187)	—	(1,187)
Net loss	—	—	—	—	(15,560)	(15,560)
Balances as of June 30, 2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386

Balance as of January 1, 2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	300,785	—	54	—	—	54
Issuance of common stock upon settlement of restricted stock units	834,924	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	6,018	—	—	6,018
Shares withheld related to net share settlement	(12,079)	—	(101)	—	—	(101)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	943	—	943
Net loss	—	—	—	—	(22,424)	(22,424)
Balances as of June 30, 2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(15,560)	$(22,424)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	3,153	3,462
Stock-based compensation	9,965	6,018
Change in fair value of warrant liabilities	(2,565)	1,896
Excess of lease liability over operating right-of-use assets	(123)	—
Gain on lease modification	(53)	—
Realized loss from sales of short-term investments	—	95
Realized foreign exchange loss	4	5
Accretion of interest income on held-to-maturity securities	(2,297)	(3,024)
Deferred tax benefit	(32)	(572)
Impairment of intangible assets	5,759	—
Bad debt expense	202	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,958	(2,625)
Accounts receivable	(6,967)	(11,630)
Other non-current assets	466	(24)
Operating right-of-use assets/lease liabilities	39	377
Accounts payable and accrued expenses	(7,525)	87
Deferred revenue	2,454	3,307
Net cash used in operating activities	(7,122)	(25,052)

Cash Flows From Investing Activities:
Capitalized software development costs	(1,056)	—
Purchase of property and equipment	(16,979)	(1,390)
Purchase of short-term investments	—	(135)
Proceeds from sales of short-term investments	—	20,532
Purchase of held-to-maturity investments	(77,051)	(130,145)
Proceeds from maturities of held-to-maturity investments	102,740	131,187
Net cash provided by investing activities	7,654	20,049

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	113	54
Taxes paid related to net share settlement of equity awards	(1,023)	(101)
Repurchase and retirement of common stock	(244)	—
Net cash used in financing activities	(1,154)	(47)

Effect of foreign exchange rate changes on cash balances	(33)	20
Net decrease in cash and cash equivalents and restricted cash	(655)	(5,030)
Cash and cash equivalents and restricted cash - beginning	29,021	44,423
Cash and cash equivalents and restricted cash - ending	$28,366	$39,393

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$26,308	$37,348
Restricted cash	2,058	2,045
Total cash, cash equivalents and restricted cash	$28,366	$39,393

Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$6,358	$7,312
Common stock issued for settlement of earn-out (1)	3,022	1,785
Purchases of PPE and capitalized software in accounts payable and accrued expenses	3,633	—
Derecognition of ROU assets	(6,367)	—
Derecognition of lease liabilities	6,367	—
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
Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States and Southern Europe. Based in New York City, Blade's asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and market value at June 30, 2024 and December 31, 2023 were $115,643 and $115,545, and $138,264 and $138,285, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such market value is Level 2. See Note 11 – Fair Value Measurements for additional information.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2024 and 2023.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of June 30, 2024 or as of December 31, 2023.

Major Vendors

No single vendor accounted for 10% or more of the Company’s purchases from operating vendors for the three months ended June 30, 2024. One vendor accounted for 12% of the Company’s purchases from operating vendors for the three months ended June 30, 2023.

One vendor accounted for 11% and 12% of the Company’s purchases from operating vendors for the six months ended June 30, 2024 and 2023, respectively.

No single vendor accounted for more than 10% of the Company’s outstanding accounts payable as of June 30, 2024. Two vendors accounted for 17% and 10%, respectively, of the Company’s outstanding accounts payable as of December 31, 2023.

Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Residual values estimated for aircraft are approximately 10% of the original purchase price. Expenditures that increase the value or productive capacity of assets are capitalized, and maintenance and repair are expensed as incurred (see below for further information). Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset.

During the period from April 1, 2024 through May 2, 2024, Blade completed the acquisition of seven aircraft (“Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet, Inc and Aviation Bridge, LLC for a combined purchase price of approximately $17,621. The funding for these acquisitions involved the utilization of $9,269 from existing prepaid deposits under existing Capacity Purchase Agreements (“CPAs”) with M&N which were refunded to Blade and applied to the purchase, $5,489 in cash and the remaining amount payable was included in accounts payable and accrued expenses, which were subject to traditional closing conditions, inspections, holdbacks and adjustments. Blade intends to utilize the acquired aircraft, which were previously dedicated to Blade under existing CPAs (see Note 3 for further information on CPAs) to support its Medical business line. The Acquired Aircraft will continue to be operated by the same operator.

	Useful Life (in years)	June 30, 2024	December 31, 2023
Aircraft, engines and related rotable parts	5 - 20	$17,548	$—
Furniture and fixtures	5	1,967	886
Technology equipment	3	561	402
Leasehold improvements	Shorter of useful life or life of lease	3,071	3,016
Vehicles	5	2,538	1,750
Total property and equipment, gross		25,685	6,054
Less: Accumulated depreciation		(3,592)	(3,155)
Total property and equipment, net		$22,093	$2,899

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense for property and equipment of $663 and $260, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense for property and equipment of $1,188 and $500, respectively. Depreciation expense for aircraft,

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

engines and related rotable parts are recorded in Cost of revenue while the remaining property and equipment are recorded within general and administrative expenses.

Aircraft Maintenance and Repair

Expenses related to the regular maintenance and repair of aircraft are recorded as they are incurred, unless they are covered by a long-term flight hour service agreement with a third-party.

Impairment of long-lived assets

The Company assesses long-lived assets for impairment in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as exclusive rights to air transportation services, customer lists and trademarks. Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined through various valuation techniques, including estimated discounted cash flows expected to be generated from the long-lived asset and pricing information on comparable market transactions, unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods.

For the six months ended June 30, 2024, the Company recorded an impairment charge of $5,759 related to the exclusive rights to air transportation services associated with Blade Canada. The charge brought the net book value of the exclusive rights to zero. This amount was included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and is part of the Passenger segment. The impairment resulted from a modification to the November 31, 2021 agreement with Helijet, effective June 1, 2024, which included an earlier termination date of August 31, 2025 (previously an initial term of five years with automatic renewals for successive two-year periods). The early termination was part of management's efforts to enhance profitability in the Passenger segment.

The fair value was calculated using the discounted estimated cash flows projected over the periods leading up to the agreement’s termination date, to measure the impairment loss for the asset group for which undiscounted future net cash flows were not sufficient to cover the net book value. The estimated cash flows, derived from current business plans, indicated that the asset group would generate losses. As a result, the exclusive rights were fully impaired. The fair value measurement of our long-lived assets is considered a Level 3 measurement due to the reliance on significant inputs not observable in the market. These inputs include short-term losses and cash flow estimates.

As of June 30, 2024, the remaining exclusive rights to air transportation services intangible asset balance is $3,676, which relates to the air transportation rights associated with the acquisition of Blade Europe. This amount is included in the intangibles assets, net line item on the unaudited interim condensed consolidated balance sheet.

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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the fair value of intangible assets and goodwill, the determination of whether a contract contains a lease, the allocation of consideration between lease and non-lease components, the determination of incremental borrowing rates for leases and the provision for income taxes and related deferred tax accounts.
Recently Issued Accounting Pronouncements - Not Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments in the update are intended to align the requirements in the FASB ASC with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

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
Note 2 – Revenue
Revenue Recognition
Blade operates in three key product lines across two segments (see Note 5 for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis. Short Distance products are typically purchased using the Blade App and paid for principally via credit card transactions, wire, check, customer credit, and gift cards, with payments principally collected by the Company in advance of the performance of related services, with the exception of Europe where institutional clients pay after the performance of related services under payment terms. The revenue is recognized when the service is completed.
•Jet and Other –  Consists principally of revenues from non-medical jet charter and by-the-seat jet flights between New York and South Florida (discontinued in November 2023), revenue from brand partners for exposure to Blade fliers and certain ground transportation services. Jet products are typically purchased through our Flier Relations associates and our app and are paid for principally via checks, wires and credit card. Jet payments are typically collected at the time of booking before the performance of the related service. The revenue is recognized when the service is completed.
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

The Company initially records advance payments for passenger flights in deferred revenue, deferring revenue recognition until the travel occurs. Deferred revenue from advance payments, customer credit and gift card purchases is recognized as revenue when a flight is flown. Deferred revenue from the Company’s passes is recognized ratably over the term of the pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services, changes or extensions to non-refundable seats sold are considered part of the Company's passenger performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Disaggregated Revenue

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger Segment
Short Distance	$20,908	$19,184	$30,718	$29,609
Jet and Other	8,696	7,406	14,374	15,485
Total	$29,604	$26,590	$45,092	$45,094

Medical Segment
MediMobility Organ Transport	$38,341	$34,399	$74,367	$61,166
Total	$38,341	$34,399	$74,367	$61,166

Total Revenue	$67,945	$60,989	$119,459	$106,260
Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of June 30, 2024 and December 31, 2023, the Company's contract liability balance is $9,266 and $6,845 respectively, and is recorded as deferred revenue on its unaudited interim condensed consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. The customer has one year to use the credit as payment for a future flight with the Company. The table below presents a roll forward of the contract liability balance:

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$6,845	$6,709
Additions	34,423	34,830
Revenue recognized	(32,002)	(31,525)
Balance, end of period	$9,266	$10,014
For the six months ended June 30, 2024, the Company recognized $3,432 of revenue that was included in the contract liability balance as of January 1, 2024. For the six months ended June 30, 2023, the Company recognized $3,405 of revenue that was included in the contract liability balance as of January 1, 2023.

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
Note 3 – Operating Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain Capacity Purchase Agreements (“CPAs”). Upon meeting certain criteria as stated in ASC 842 Leases (“ASC 842”), the lease component of a CPA would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

During the six months ended June 30, 2024, the Company had the following lease transactions in accordance with ASC 842:

An existing CPA for eight aircraft utilized by our Medical segment, was restated and amended in January 2024 for a four-year term ending November 30, 2027. This agreement was terminated in April 2024 for seven aircraft after Blade’s acquisition of those seven aircraft (see “—Property and Equipment, Net” within Note 1). The CPA for the eighth aircraft remains in effect. Blade has the right to terminate the agreement without cause upon 60 days’ written notice, upon such termination a one-year flight hour guarantee will be pro-rated to the date of the termination, in addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

An existing three aircraft CPA agreement was expanded on May 1, 2024 when a fourth aircraft commenced operations. The four aircraft are utilized primarily by our Passenger segment. In case of early termination by Blade, a one-year purchase guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

In addition, during the six months ended June 30, 2024, the Company recognized a right-of-use asset and a lease liability for a new office space lease, located at 35 Hudson Yards in New York, New York with an initial term of approximately 3 years commencing in May 2024.

See Note 9, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	June 30, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$21,123	$23,484
Operating lease liability, current	4,145	4,787
Operating lease liability, long-term	17,864	19,738

As of June 30, 2024, included in the table above is $17,176, $2,645 and $15,334 of operating right-of-use asset, operating lease liability, current, and operating lease liability, long-term, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2023, included in the table above is $21,081, $3,215 and $18,871 of operating right-of-use asset, operating lease liability, current and operating lease liability, long-term, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost:
Short-term lease cost	$317	$126	$415	$220
Operating lease cost	392	494	748	961
Operating lease cost - Cost of revenue	777	1,150	2,233	2,140
Total	$1,486	$1,770	$3,396	$3,321
Operating lease costs related to aircraft leases that are embedded within CPAs are recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statements of operations.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Other information related to leases is presented below:

June 30, 2024
Weighted-average discount rate – operating lease	8.90%
Weighted-average remaining lease term – operating lease (in years)	6.3
As of June 30, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2024	$2,937
2025	5,676
2026	5,275
2027	3,296
2028	2,370
Thereafter	8,712
Total future minimum lease payments, undiscounted	28,266
Less: Imputed interest for leases in excess of one year	(6,257)
Present value of future minimum lease payments	$22,009
Leases Not Yet Commenced
As of June 30, 2024, the Company had an additional operating real estate lease that had not yet commenced of $2,511 and expected to commence during the third quarter of 2024.
Note 4 – Stock-Based Compensation
Equity Compensation Plans

The Company maintains the 2021 Omnibus Incentive Plan (the “2021 Plan”), which has been approved by our stockholders and provides for the issuance of shares of common stock to our employees, officers, directors, consultants and advisors, subject to its terms. The 2021 Plan is administered by the Compensation Committee of our Board of Directors. Awards granted under the 2021 Plan are subject to individual award agreements that, among other things, specify the conditions for vesting, termination and forfeiture. The requisite vesting periods for time-based awards made to date range from vesting on grant date to as late as four years from the date of grant. The expiration date of the 2021 Plan, on and after which date no awards may be granted under the 2021 Plan, is May 7, 2031 (the tenth anniversary of the effective date of the 2021 Plan); provided, however, that such expiration shall not affect awards then outstanding under the 2021 Plan, and the terms and conditions of the 2021 Plan shall continue to apply to such awards.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Stock Option Awards
All of the outstanding stock options awards are fully vested. To date, there have been no stock option awards granted under the 2021 Plan (as defined above).

Following is a summary of stock option activities for the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2024	7,217,074	$0.19	$0.21	3.5
Exercised	(631,463)	0.18	0.20
Forfeited	—	—	—
Outstanding – June 30, 2024	6,585,611	$0.19	$0.21	3.0	$21,675
Exercisable as of June 30, 2024	6,585,611	$0.19	$0.21	3.0	$21,675
For the three months ended June 30, 2024 and 2023, the Company recorded no stock option expense.
Restricted Stock

During the three months ended June 30, 2024, the Company granted an aggregate of 129,943 of the Company's restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and service providers. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

Performance-Based Restricted Stock Units (“PSUs”) were granted in the first quarter of 2024 to named executive officers and key employees under the 2021 Plan . The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. Each PSU represents the right to receive one share of the Company’s common stock. The grant date fair value of these PSUs was $3.94 per share. Compensation expense associated with the PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	5,259,982	$4.99
Granted (1)	7,279,261	3.76
Vested	(1,586,632)	4.91
Forfeited	(557,776)	3.59
Non-vested – June 30, 2024	10,394,835	$4.22
(1) 5,057,140 are PSUs that will vest subject to the achievement of certain financial performance metrics by the Company as discussed above.
For the three months ended June 30, 2024 and 2023, the Company recorded $5,647 and $2,797, respectively, in employee and officers restricted stock compensation expense. For the six months ended June 30, 2024 and 2023, the Company recorded $9,965 and $6,018, respectively, in employee and officers restricted stock compensation expense. As of June 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $39,543 and will be recognized over a weighted average period of 3.1 years.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software development	$101	$293	$81	$461
General and administrative (1)	5,120	2,376	9,317	5,012
Selling and marketing	325	128	691	206
Total stock-based compensation expense (2)	$5,546	$2,797	$10,089	$5,679
(1) For the six months ended June 30, 2023, the Company included a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration related to the acquisition of Trinity Air Medical, Inc. (“Trinity”) that was paid in the first quarter of 2023 in respect of 2022 results.
(2) Total stock-based compensation expenses for the three and six months ended June 30, 2024 include ($101) and $124 accrued expenses, respectively.
Note 5 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and is used in resource allocation and performance assessments. In addition, per ASC 280, Segment Reporting, paragraph 280-10-50-11, two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic characteristics. The Company has identified two reportable segments - Passenger and Medical, as our Chief Executive Officer, who is our CODM, regularly reviews discrete information for those two reportable segments. The Passenger segment consists of our two product lines Short Distance and Jet and Other. The Medical segment consists of the MediMobility Organ Transport product line. Our product lines are defined in Note 2 — Revenue.

Beginning in the first quarter of 2024, the Company changed its primary measure of segment performance to Adjusted EBITDA, as the CODM evaluates the performance of the segments and allocates resources primarily based on their respective Adjusted EBITDA. Adjusted EBITDA reflects the operational efficiency and core results of our segment, independent of tax implications and non-operational financial factors. Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, (7) impairment of intangible assets and (8) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following tables reflect certain financial data of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment revenue
Passenger	$29,604	$26,590	$45,092	$45,094
Medical	38,341	34,399	74,367	61,166
Total revenue	$67,945	$60,989	$119,459	$106,260

Segment Adjusted EBITDA
Passenger	$782	$(2,075)	$(1,869)	$(5,130)
Medical	5,524	3,023	9,933	4,903
Adjusted unallocated corporate expenses and software development (1)	(5,348)	(5,396)	(10,652)	(11,945)
Total Adjusted EBITDA	958	(4,448)	(2,588)	(12,172)
Reconciling items:
Depreciation and amortization	(1,559)	(1,810)	(3,153)	(3,462)
Stock-based compensation	(5,546)	(2,797)	(10,089)	(6,018)
Change in fair value of warrant liabilities	(913)	(2,462)	2,565	(1,896)
Realized loss from sales of short-term investments	—	(14)	—	(95)
Interest income	1,788	2,077	3,860	4,031
Legal and regulatory advocacy fees (2)(3)	(139)	—	(262)	(423)
Executive severance costs	—	(119)	—	(265)
SOX readiness costs	(82)	(35)	(82)	(35)
Contingent consideration compensation (earn-out) (4)	—	(3,000)	—	(2,661)
M&A transaction costs	(22)	—	(84)	—
Impairment of intangible assets	(5,759)	—	(5,759)	—
Loss before income taxes	$(11,274)	$(12,608)	$(15,592)	$(22,996)
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) For the three and six months ended June 30, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 9) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(3) For the six months ended June 30, 2023, represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(4) Trinity’s contingent consideration, 2023 was the last year subject to an earn-out payment.

	June 30, 2024	December 31, 2023
Goodwill
Passenger	$26,246	$27,045
Medical	13,328	13,328
Total goodwill	$39,574	$40,373

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
United States	$58,000	$51,991	$103,301	$89,990
Other	9,945	8,998	16,158	16,270
Total revenue	$67,945	$60,989	$119,459	$106,260

			June 30, 2024	December 31, 2023
Long-lived assets
United States			$28,957	$13,727
Other			14,259	12,656
Total long-lived assets			$43,216	$26,383

Note 6 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for any discrete transactions occurring during the period. There were no discrete events in the three and six months ended June 30, 2024.

For the three months ended June 30, 2024 and 2023, income tax expense (benefit) was $52 and $(376), respectively. For the six months ended June 30, 2024 and 2023, income tax benefit was $32 and $572, respectively. The tax benefit in the 2024 period is attributable to Blade Monaco. The difference in the tax benefit in the 2024 period compared to the 2023 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S., Canada and France net operating losses.
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

A reconciliation of net loss and common share amounts used in the computation of basic and diluted loss per common share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(11,326)	$(12,232)	$(15,560)	$(22,424)

Total weighted-average basic common shares outstanding	77,603,604	73,169,003	76,700,008	72,584,138

Net loss per common share:
Basic and diluted loss per common share	$(0.15)	$(0.17)	$(0.20)	$(0.31)

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three and six months ended June 30, 2024 and 2023 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	6,585,611	7,303,079	6,585,611	7,303,079
Restricted shares of common stock	10,394,835	6,780,664	10,394,835	6,780,664
Total potentially dilutive securities	31,147,090	28,250,387	31,147,090	28,250,387
Note 8 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in the Company. Additionally, one member of the Company’s board of directors is a Partner of an affiliated company of RedBird Capital Partners Management LLC.

During the three months ended June 30, 2024 and 2023, the Company paid these jet operators approximately $116 and $118, respectively for air charter services. For the six months ended June 30, 2024 and 2023, the Company paid these jet operators approximately $177 and $187, respectively for air charter services. These costs were recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statements of operations.
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
As of June 30, 2024, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 3 – Operating Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
Remainder of 2024	$8,414	$3,856	$765
2025	13,817	7,462	1,326
2026	13,273	6,917	—
2027	10,452	4,096	—
2028	6,355	—	—
2029 - 2032 (each year)	6,355	—	—
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

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management,

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2024, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases were consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the EIC Directors, the former officers of EIC, and Experience Sponsor LLC (“Sponsor”), and aiding and abetting breach of fiduciary duty claim against Sponsor. The operative complaint alleges, amongst other things, that the Merger Proxy insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who is also our current chief executive officer. The consolidated complaints seeks, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $0.2 million, $1.1 million and $1.6 million for the years ending December 31, 2024, 2025 and 2026, respectively.
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

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited interim condensed consolidated statements of operations. See Note 11 – Fair Value Measurements for additional information.

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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (unless the Company’s common stock equals or exceed $10 per share and the Company redeems all the Public Warrants). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2024	December 31, 2023
Warrant liabilities - Public Warrants	1	$1,548	$3,208
Warrant liabilities - Private Warrants	2	845	1,750
Fair value of aggregate warrant liabilities		$2,393	$4,958
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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2024	$3,208	$1,750	$4,958
Change in fair value of warrant liabilities	(1,660)	(905)	(2,565)
Fair value as of June 30, 2024	$1,548	$845	$2,393
Note 12 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of June 30, 2024 or December 31, 2023.

Share Repurchase Program

On March 20, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Company’s stock repurchase programs may be suspended, modified or discontinued by the Board at any time without prior notice at the Company's discretion. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and the Board’s (or its designees’) determination as to the appropriate use of our cash.

During the period ended June 30, 2024, the Company repurchased 80,102 shares of common stock in the open market. The average price per share was $3.00, resulting in a total aggregate amount of approximately $244. All share repurchases have

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

been retired and as of June 30, 2024, there remains a potential repurchase capacity of approximately $19.8 million under the stock repurchase program that was announced on March 20, 2024.

The Company follows the cost method for accounting stock repurchases. All shares repurchased to date have been retired by the Company, and as of June 30, 2024, there are no unsettled share repurchases. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings subject to certain limitations. The allocation to additional paid-in capital is determined by applying a percentage, calculated by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. For the period ended June 30, 2024, $163 was deducted from accumulated deficit, and $407 was deducted from additional paid-in capital, in relation to the retirement of the common stock.
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
•changes in our regulatory environment;
•risk and impact of any litigation we may be subject to;
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
Overview

Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States and Southern Europe. Based in New York City, Blade's asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.

Blade operates in three key product lines across two segments (see Note 5 to the unaudited interim condensed consolidated financial statements included herein for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis.
•Jet and Other –  Consists principally of revenues from non-medical jet charter and by-the-seat jet flights between New York and South Florida (discontinued in November 2023), revenue from brand partners for exposure to Blade fliers and certain ground transportation services.
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs.
Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Seats flown – all passenger flights	44,037	41,637	71,745	70,187
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
Ability to attract and retain customers in our MediMobility Organ Transport and Jet and Other product lines
Our MediMobility Organ Transport product line primarily serves transplant centers, organ procurement organizations and hospitals. Transportation for the hearts, lungs and livers that make up the vast majority of this product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which Medical Customers evaluate our performance.

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
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, ROU asset amortization, internal costs incurred in generating organ ground transportation revenue using the Company's owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.

Software Development
Software development expenses consist primarily of staff costs, stock-based compensation costs and capitalized software amortization costs.
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, impairment of intangible assets, directors and officers insurance costs, professional fees, credit card processing fees and establishment costs. Depreciation of revenue-generating assets such as aircraft and vehicles are included in Cost of revenue.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.
Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$67,945	$60,989	$119,459	$106,260

Operating expenses
Cost of revenue	51,591	50,620	92,966	88,727
Software development	971	1,440	1,641	2,563
General and administrative	25,136	18,410	42,345	34,667
Selling and marketing	2,396	2,728	4,524	5,339
Total operating expenses	80,094	73,198	141,476	131,296

Loss from operations	(12,149)	(12,209)	(22,017)	(25,036)

Other non-operating income (expense)
Interest income	1,788	2,077	3,860	4,031
Change in fair value of warrant liabilities	(913)	(2,462)	2,565	(1,896)
Realized loss from sales of short-term investments	—	(14)	—	(95)
Total other non-operating income (expense)	875	(399)	6,425	2,040

Loss before income taxes	(11,274)	(12,608)	(15,592)	(22,996)

Income tax expense (benefit)	52	(376)	(32)	(572)

Net loss	$(11,326)	$(12,232)	$(15,560)	$(22,424)

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$20,908	$19,184	9%	$30,718	$29,609	4%
Jet and Other	8,696	7,406	17%	14,374	15,485	(7)%
MediMobility Organ Transport	38,341	34,399	11%	74,367	61,166	22%
Total Revenue	$67,945	$60,989	11%	$119,459	$106,260	12%

Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, revenue increased by $7.0 million or 11%, from $61.0 million in 2023 to $67.9 million in 2024.
Short Distance revenue increased by $1.7 million or 9%, from $19.2 million in 2023 to $20.9 million in 2024. Growth in Short Distance was primarily driven by the greater activity of Europe for a $0.9 million increase and growth in our New York airport transfer products, including annual pass activity, for a $0.6 million increase.
Jet and Other revenue increased by $1.3 million or 17% from $7.4 million in 2023 to $8.7 million in 2024. Growth in Jet and Other was driven by growth in jet charters of $2.1 million and increased brand partnership revenues of $0.1 million, partially offset by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida, resulting in a $1.0 million decrease.

MediMobility Organ Transport revenue increased by $3.9 million or 11% from $34.4 million in 2023 to $38.3 million in 2024. Growth in MediMobility Organ Transport was driven primarily by higher revenue per trip, resulting in a $1.9 million increase, an increase in ground revenue for $1.6 million (from both existing and new clients), the addition of new hospital clients, including for our TOPS organ placement services, resulting in a $0.6 million increase. This was partially offset by lower activity from existing clients, primarily the loss of one customer we supported temporarily during the 2023 period, resulting in a $0.2 million decrease, net of volume increases across the customers we maintained in both periods. Excluding the impact of one temporary customer we supported only in the 2023 period, revenue would have grown 19% versus the 2023 period driven by growth in flight hours and average price per trip across our existing customer base.
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, revenue increased by $13.2 million or 12%, from $106.3 million in 2023 to $119.5 million in 2024.
Short Distance revenue increased by $1.1 million or 4% from $29.6 million in 2023 to $30.7 million in 2024. Growth in Short Distance was primarily driven by growth in our New York airport transfer products, including annual pass activity, for a $0.9 million increase, as well as greater activity from Europe for a $0.2 million increase.

Jet and Other revenue decreased by $(1.1) million or (7)% from $15.5 million in 2023 to $14.4 million in 2024. The decline in Jet and Other was driven by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida, resulting in a $3.9 million decrease. This was offset by growth in Jet charters of $2.3 million and increased brand partnership revenues of $0.3 million.
MediMobility Organ Transport revenue increased by $13.2 million or 22% from $61.2 million in 2023 to $74.4 million in 2024. The growth was driven primarily by the addition of new hospital clients, including for our TOPS organ placement services, resulting in a $4.8 million increase, higher activity from existing clients, resulting in a $1.9 million increase, higher revenue per trip, resulting in a $2.8 million increase, and an increase in ground revenue for $3.2 million (from both existing and new clients). Excluding the impact of one temporary customer we supported only in the 2023 period, revenue would have grown 30% versus the 2023 period driven by growth in flight hours and average price per trip across our existing customer base.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Cost of revenue	$51,591	$50,620	2%	$92,966	$88,727	5%
Percentage of revenue	76%	83%		78%	83%
Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, cost of revenue increased by $1.0 million, or 2%, from $50.6 million during 2023 to $51.6 million in 2024 driven by increased flight volume.

Cost of revenue as a percentage of revenues decreased by 7 percentage points from 83% in 2023 to 76% in 2024. This change is attributable primarily to the use of owned aircraft starting April 2024 for our Medical business, increased use of dedicated aircraft in the Medical business (which typically have lower costs per flight hour and enhanced economies of scale), improved pricing and utilization in our New York airport transfer product, and higher profitability in jet charter flights compared to the same period last year.
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, cost of revenue increased by $4.2 million or 5%, from $88.7 million during 2023 to $93.0 million during 2024 driven by increased flight volume.
Cost of revenue as a percentage of revenues decreased by 6 percentage points from 83% in 2023 to 78% in 2024, attributable primarily to the use of owned aircraft starting April 2024 for our Medical business, increased use of dedicated aircraft in the Medical business (which typically have lower costs per flight hour and enhanced economies of scale) and increased revenue per flight hour in our Medical business, improved pricing and utilization in our New York airport transfer product, and higher profitability in jet charter flights compared to the same period last year. These improvements were partially offset by higher cost of revenue as a percent of revenue in Europe compared to the same period last year.
Software Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Software development	$971	1,440	(33)%	$1,641	2,563	(36)%
Percentage of revenue	1%	2%		1%	2%
Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, software development costs decreased by $(0.5) million, or (33)%, from $1.4 million during 2023 to $1.0 million in 2024, attributable primarily to software capitalization of development costs (net of amortization) for a $0.4 million impact and executive severance in the prior year that didn’t exist in the current year for a $0.1 million impact.
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, software development costs decreased by $(0.9) million, or (36)%, from $2.6 million during 2023 to $1.6 million during 2024, attributable primarily to software capitalization of development costs (net of amortization) for a $0.6 million decrease, a decrease of $0.4 million in stock-based compensation costs (due to forfeiture RSUs in the current year period). This was partially offset by an an increase in software tools directly linked with the app for a $0.2 million increase.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
General and administrative	$25,136	$18,410	37%	$42,345	$34,667	22%
Percentage of revenue	37%	30%		35%	33%
Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, general and administrative expense increased by $6.7 million, or 37%, from $18.4 million during 2023 to $25.1 million in 2024.

The primary drivers for the increase was a $5.8 million impairment charge of the exclusive rights to air transportation services associated with Blade Canada, a $2.7 million increase in stock-based compensation due to the PSUs granted in the first quarter and a $1.0 million increase in staff costs; partially offset by a $3.0 million decrease attributable to a contingent consideration compensation (earn-out) in connection with the Trinity acquisition in the prior year.
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, general and administrative expense increased by $7.7 million or 22%, from $34.7 million during 2023 to $42.3 million in 2024.

The primary drivers for the increase was a $5.8 million impairment charge of the exclusive rights to air transportation services associated with Blade Canada, a $3.8 million increase in stock-based compensation due to the PSUs granted in the first quarter, a $1.6 million increase in staff costs attributable mainly to the growth in our Medical business; partially offset by a $2.7 million decrease attributable to a contingent consideration compensation (earn-out) in connection with the Trinity acquisition in the prior year, and a $1.1 million decrease in intangibles amortization costs attributable to the impairment of intangibles in the fourth quarter of 2023 (Europe) and in the current quarter (Canada).
Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Selling and marketing	$2,396	$2,728	(12)%	$4,524	$5,339	(15)%
Percentage of revenue	4%	4%		4%	5%
Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, selling and marketing expense decreased by $(0.3) million, or (12)%, from $2.7 million during 2023 to $2.4 million in 2024. The decrease is attributable primarily to a $0.3 million decrease in sales commissions, other various decreases totaled $0.2 million were fully offset by a $0.2 million increase in stock-based compensation (due to the PSUs granted in the first quarter of 2024).
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, selling and marketing expense decreased by $(0.8) million, or (15)%, from $5.3 million during 2023 to $4.5 million in 2024. The decrease is attributable primarily to a $1.0 million decrease in marketing expenses, primarily driven by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida in November 2023 and a more disciplined media spend in the winter months and $0.4 million decrease in cash commissions; those reductions were partially offset by a $0.5 million increase in stock-based compensation (due to the PSUs granted in the first quarter of 2024).

Other non-operating income (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Interest income	$1,788	$2,077		$3,860	$4,031
Change in fair value of warrant liabilities	(913)	(2,462)		2,565	(1,896)
Realized loss from sales of short-term investments	—	(14)		—	(95)
Total other non-operating income (expense)	$875	$(399)	NM(1)	$6,425	$2,040	215%
(1) Percentage not meaningful.
Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, total other non-operating income consisted of: (i) $1.8 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $0.9 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the three months ended June 30, 2023, total other non-operating expense consisted of: (i) $2.1 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $2.5 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, total other non-operating income consists of: (i) $3.9 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $2.6 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the six months ended June 30, 2023, total other non-operating income consisted of: (i) $4.0 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $1.9 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 5 “Segment and Geographic Information” in the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$29,604	$26,590	11%	$45,092	$45,094	—%
Medical	38,341	34,399	11%	74,367	61,166	22%
Total revenue	$67,945	$60,989	11%	$119,459	$106,260	12%

Segment Adjusted EBITDA
Passenger	$782	$(2,075)	NM(4)	$(1,869)	$(5,130)	(64)%
Medical	5,524	3,023	83%	9,933	4,903	103%
Adjusted unallocated corporate expenses and software development (1)	(5,348)	(5,396)	(1)%	(10,652)	(11,945)	(11)%
Adjusted EBITDA(2)	$958	$(4,448)	NM(4)	$(2,588)	$(12,172)	(79)%

Segment Adjusted EBITDA Margin(3)
Passenger	2.6%	(7.8)%		(4.1)%	(11.4)%
Medical	14.4%	8.8%		13.4%	8.0%
Adjusted EBITDA Margin	1.4%	(7.3)%		(2.2)%	(11.5)%
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
(4) Percentage not meaningful.

Passenger segment

For the three months ended June 30, 2024 and 2023, Passenger revenue increased by $3.0 million or 11%, from $26.6 million in 2023 to $29.6 million in 2024. The increase was attributable to a $1.7 million increase in Short Distance and a $1.3 million increase in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended June 30, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $2.9 million for the three months ended June 30, 2024 from $(2.1) million in the same period of 2023 to $0.8 million in 2024. The improvement is primarily attributable to a lower effective cost of revenue per flight attributable to improved efficiencies and pricing, primarily for Blade Airport, Europe and Jet Charter, compared to the prior year period for a $2.7 million impact. Further improvements are attributable to a $0.1 million decrease in marketing expenses and a $0.1 million decrease in personnel costs.

For the six months ended June 30, 2024 and 2023, Passenger revenue stayed essentially flat at $45.1 million in 2024. A $1.1 million increase in Short Distance was fully offset by a $1.1 million decrease in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $3.3 million or 64% for the six months ended June 30, 2024 from $(5.1) million in the same period of 2023 to $(1.9) million in 2024. The improvement is primarily attributable to a lower effective cost of revenue per flight attributable to improved efficiencies, primarily for Blade Airport and Jet Charter, compared to the prior year period for a $2.0 million impact. Further improvements are attributable to a $1.1 million decrease in marketing expenses and a $0.3 million decrease in personnel costs.

Medical segment

For the three months ended June 30, 2024 and 2023, Medical revenue increased by $3.9 million or 11%, from $34.4 million in 2023 to $38.3 million in 2024. Refer to the disaggregated revenue discussion above under “——Comparison of the Three Months Ended June 30, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $2.5 million or 83%, for the three months ended June 30, 2024 from $3.0 million in the same period of 2023 to $5.5 million in 2024. $3.3 million of the increase is attributable to: (i) larger volume for both air and ground missions, from new and existing clients, partially offset by the loss of a temporary customer we supported in the 2023 period, (ii) higher revenue per air trip, (iii) lower effective cost of revenue per flight due to the use of owned aircraft (starting April 2024) and higher utilization of dedicated aircraft, which typically have lower cost per flight hour. Those increases were partially offset by a $1.0 million increase in fixed costs, primarily staff costs in order to support the higher activity.

For the six months ended June 30, 2024 and 2023, Medical revenue increased by $13.2 million or 22%, from $61.2 million in 2023 to $74.4 million in 2024. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $5.0 million or 103%, for the six months ended June 30, 2024 from $4.9 million in the same period of 2023 to $9.9 million in 2024. $7.0 million of the increase is attributable to: (i) larger volume for both air and ground missions, from new and existing clients, partially offset by the loss of a temporary customer we supported in the 2023 period, (ii) higher revenue per air trip, (iii) lower effective cost of revenue per flight due to the use of owned aircraft (starting April 2024) and higher utilization of dedicated aircraft, which typically have lower cost per flight hour. Those increases were partially offset by a $2.0 million increase in fixed costs, primarily staff costs in order to support the higher activity.

Adjusted EBITDA, Flight Profit and Flight Margin

The following table presents our consolidated Adjusted EBITDA, Flight Profit and Flight Margin results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Adjusted EBITDA(1)	$958	$(4,448)	NM(2)	$(2,588)	$(12,172)	(79)%
Flight Profit(1)	$16,354	10,369	58%	$26,493	$17,533	51%
Flight Margin(1)	24.1%	17.0%		22.2%	16.5%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.

Comparison of the Three Months Ended June 30, 2024 and 2023

Adjusted EBITDA improved by $5.4 million for the three months ended June 30, 2024 from $(4.4) million in the same period of 2023 to $1.0 million in 2024. The improvement is primarily attributable to improvements in both Passenger and Medical Adjusted EBITDA (refer to the discussion above), coupled with a $0.2 million decrease in Adjusted unallocated corporate expenses and software development (attributable primarily to a $0.1 million decrease in rent and a $0.1 million decrease in staff costs).

Flight Profit increased by $6.0 million or 58% for the three months ended June 30, 2024 from $10.4 million in the same period of 2023 to $16.4 million in 2024. The increase was driven by an 11% increase in revenue coupled with lower effective cost of revenue per flight for both Passenger flights (attributable to improved pricing and efficiencies in our New York airport transfer product and jet charter) and Medical flights (attributable to utilizing owned aircraft since April 2024 and higher utilization of dedicated aircraft).

Flight Margin increased from 17.0% in the three months ended June 30, 2024 to 24.1% in the same period of 2023, attributable to lower effective cost of revenue per flight in both Passenger and Medical flights as described above.

Comparison of the Six Months Ended June 30, 2024 and 2023

Adjusted EBITDA improved by $9.6 million for the six months ended June 30, 2024 from $(12.2) million in the same period of 2023 to $(2.6) million in 2024. The improvement is primarily attributable to improvements in both Passenger and Medical Adjusted EBITDA (refer to the discussion above), coupled with a $1.4 million decrease in Adjusted unallocated corporate costs and software development, attributable primarily to a $0.6 million decrease in staff costs, $0.4 million decrease in professional services and insurance, and a $0.2 million decrease in local franchise taxes.

Flight Profit increased by $9.0 million or 51% for the six months ended June 30, 2024 from $17.5 million in the same period of 2023 to $26.5 million in 2024. The increase was driven by (i) higher volumes of Medical air and ground missions, from new and existing clients; (ii) increased average air trip distance for Medical flights; and (iii) a lower effective cost of revenue per flight for Medical flights, due to higher utilization of dedicated aircraft, which typically have lower cost per flight hour; and (iv) improved pricing and efficiencies in our New York airport transfer product and jet charter compared to the prior year period. This was partially offset by higher effective flight cost per hour in Europe due to difficult weather, which drove high cancellation rates compared to the prior year period, and lower load factor in Canada’s by-the-seat flights compared to the prior year period.

Flight Margin increased from 16.5% in the six months ended June 30, 2024 to 22.2% in the same period of 2023, primarily attributable to increased use of owned jets and dedicated aircraft (which are more cost efficient) for Medical flights and higher revenue per Medical flight hour as well as improved pricing and efficiencies in our New York airport transfer product and jet charter compared to the prior year period. This was partially offset by higher effective cost of revenue per flight in Europe due to difficult weather (which drove higher cancellation rates) and lower load factor in Canada’s by-the-seat flights.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, (7) impairment of intangible assets and (8) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(11,326)	$(12,232)	$(15,560)	$(22,424)
Add (deduct):
Depreciation and amortization	1,559	1,810	3,153	3,462
Stock-based compensation	5,546	2,797	10,089	6,018
Change in fair value of warrant liabilities	913	2,462	(2,565)	1,896
Realized loss from sales of short-term investments	—	14	—	95
Interest income	(1,788)	(2,077)	(3,860)	(4,031)
Income tax expense (benefit)	52	(376)	(32)	(572)
Legal and regulatory advocacy fees (1)(2)	139	—	262	423
Executive severance costs	—	119	—	265
SOX readiness costs	82	35	82	35
Contingent consideration compensation (earn-out) (3)	—	3,000	—	2,661
M&A transaction costs	22	—	84	—
Impairment of intangible assets	5,759	—	5,759	—
Adjusted EBITDA	$958	$(4,448)	$(2,588)	$(12,172)
Revenue	$67,945	$60,989	$119,459	$106,260
Adjusted EBITDA as a percentage of revenue	1%	(7)%	(2)%	(11)%
(1) For the three and six months ended June 30, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 9) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) For the six months ended June 30, 2023, represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. It is worth noting that we do not anticipate incurring any further legal fees related to the Westchester litigation.
(3) Trinity’s contingent consideration, 2023 was the last year subject to an earn-out payment.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's flight and ground operations, as they focus solely on the non discretionary direct costs associated with those operations such as third party variable costs and costs of owning and operating Blade’s owned aircraft.

Gross Profit and Gross Margin

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions which primarily includes credit card processing fees, depreciation and amortization, staff costs including stock-based compensation, commercial costs and establishment costs. Gross Margin is calculated as Gross Profit divided by revenue.The reconciliation of gross profit to Flight Profit can be found in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$67,945	$60,989	$119,459	$106,260
Less:
Cost of revenue (1)	51,591	50,620	92,966	88,727
Depreciation and amortization	971	1,644	2,211	3,115
Stock-based compensation	35	40	113	80
Other (2)	4,012	3,604	6,981	6,028
Gross Profit	$11,336	$5,081	$17,188	$8,310
Gross Margin	16.7%	8.3%	14.4%	7.8%

Gross Profit	$11,336	$5,081	$17,188	$8,310
Reconciling items:
Depreciation and amortization	971	1,644	2,211	3,115
Stock-based compensation	35	40	113	80
Other (2)	4,012	3,604	6,981	6,028
Flight Profit	$16,354	$10,369	$26,493	$17,533
Flight Margin	24.1%	17.0%	22.2%	16.5%
(1) Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, ROU asset amortization, internal costs incurred in generating organ ground transportation revenue using the Company's owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
(2) Other costs include credit card processing fees, staff costs, commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024 and December 31, 2023, we had total liquidity of $142.0 million and $166.1 million, respectively, consisting of cash and cash equivalents of $26.3 million and $27.9 million, respectively, and short-term investments of $115.6 million and $138.3 million, respectively. In addition, as of June 30, 2024 and December 31, 2023, we had restricted cash of $2.1 million and $1.1 million, respectively. As of June 30, 2024, $115.6 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $142.0 million of total liquid funds as of June 30, 2024, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of June 30, 2024, the Company had net working capital of $152.6 million, zero debt, cash and cash equivalents of $26.3 million and short-term investments of $115.6 million. The Company had net losses of $15.6 million and $22.4 million for the six months ended June 30, 2024 and 2023, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of June 30, 2024, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $8.4 million and $13.8 million for the years ending December 31, 2024 and 2025, respectively, $3.9 million and $7.5 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $0.8 million and $1.3 million, respectively, of which could be terminated by Blade for convenience upon 30 or 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” (“CPAs”) within Note 9 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $1.1 million and $2.1 million for the years ending December 31, 2024 and 2025, respectively. See Note 3 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

The company has a commitment to purchase an eighth aircraft with a purchase price of $3.4 million. This purchase is expected to close by the end of the Company’s third quarter of 2024.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.2 million and $1.1 million for the years ending December 31, 2024 and 2025, respectively.

On March 20, 2024, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. During the period ended June 30, 2024, the Company repurchased $0.2 million of common stock pursuant to this program ending with a remaining potential repurchase capacity under the program of approximately $19.8 million. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(7,122)	$(25,052)
Net cash provided by investing activities	7,654	20,049
Net cash used in financing activities	(1,154)	(47)
Effect of foreign exchange rate changes on cash balances	(33)	20
Net decrease in cash and cash equivalents and restricted cash	(655)	(5,030)
Cash Used In Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $7.1 million, driven by a net loss of $15.6 million and $5.6 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $10.0 million, impairment of intangible assets of $5.8 million, depreciation and amortization of $3.2 million, non-cash accretion of interest income on held-to-maturity securities of $2.3 million and income from change in fair value of warrant liabilities of $2.6 million. The $5.6 million of cash used for working capital requirements was primarily driven by a decrease in accounts payable and accrued expenses of $7.5 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan paid in March of 2024 and an increase in accounts receivable of $7.0 million (attributable to the revenue growth in the Medical segment); partially offset by a decrease in prepaid expenses and other current assets of $6.0 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N as part of the purchase of the seven aircraft, slightly offset by new prepayments made to operators in connection with new CPAs) and an increase in deferred revenue of $2.5 million (driven by Passenger client prepayments and gift cards).
For the six months ended June 30, 2023, net cash used in operating activities was $25.1 million, primarily driven by a net loss of $22.4 million and $10.5 million cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $6.0 million, depreciation and amortization of $3.5 million, non-cash accretion of interest income on held-to-maturity securities of $3.0 million, loss from change in fair value of warrant liabilities of $1.9 million, realized loss of $0.1 million from the sale of short-term investments, and a deferred tax benefit of $0.6 million. The $10.5 million cash used for working capital requirements was primarily driven by an increase in accounts receivable of $11.6 million, due to the rapid growth in the Medical segment, an increase in prepaid expenses and other current assets of $2.6 million, driven by prepayments to operators in connection with capacity purchase agreements, and a decrease in accounts payable and accrued expenses of $0.1 million; partially offset by an increase in deferred revenue of $3.3 million (driven by Passenger client prepayments).
Cash Provided by Investing Activities
For the six months ended June 30, 2024, net cash provided by investing activities was $7.7 million, driven by $102.7 million of proceeds from maturities of held-to-maturity investments offset by $77.1 million in purchases of held-to-maturity investments; $17.0 million in purchases of property and equipment, consisting of the acquisition of seven aircraft to support the Medical business, furniture and fixtures for new office space in Arizona used by the Medical segment, and purchase of vehicles used in generating revenue by the Medical segment; and $1.1 million in capitalized software development costs.
For the six months ended June 30, 2023, net cash provided by investing activities was $20.0 million, driven by $20.5 million of proceeds from sales of other short-term investments; $131.2 million of proceeds from maturities of held-to-maturity investments, partially offset by $130.1 million in purchases of held-to-maturity investments; $0.1 million in purchases of other short-term investments; and $1.4 million in purchases of property and equipment, consisting of leasehold improvements and furniture and fixtures used by the Passenger segment, and vehicles used in generating revenue by the Medical segment.

Cash Used In Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $1.2 million, reflecting $1.0 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”) and $0.2 million in repurchases and retirement of common stock under the share repurchase program announced March 20, 2024; partially offset by $0.1 million of proceeds from the exercise of stock options.

For the six months ended June 30, 2023, net cash used in financing activities was $0.05 million, primarily reflecting $0.1 million cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.05 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies and estimates as of June 30, 2024.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

We determined that our internal control over financial reporting had the following material weaknesses:

•A lack of effective IT General Controls in relation to:
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
•We have designed additional controls to supplement the existing business process controls in relation to revenues, with these controls being implemented by the end of Q3 2024.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending June 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth information regarding our repurchases of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 to April 30, 2024	—	$—	—	$20,000,000
May 1, 2024 to May 31, 2024	—	—	—	20,000,000
June 1, 2024 to June 30, 2024	80,102	3.00	80,102	19,759,933
Total	80,102	$3.00	80,102	$19,759,933
(1) On March 20, 2024, the Company announced that its Board of Directors (the “Board”) has authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The current share repurchase program expires on March 31, 2025. The Company’s stock repurchase programs may be suspended, modified or discontinued by the Board at any time without prior notice at the Company's discretion. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and the Board’s (or its designees’) determination as to the appropriate use of our cash. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. The repurchased shares were subsequently retired.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(3)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.10(4)	Second Joint Addendum to the Aircraft Purchase Agreements, dated April 9, 2024 +
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
(1)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on May 19, 2022.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(4)Incorporated by reference to Exhibit 10.10 of our Form 10-Q (file number 001-39046) filed on May 7, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: August 7, 2024	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)