Form 10-Q
period 2024-09-30
Blade Air Mobility, Inc.
filed 2024-11-12
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, there were 78,314,023 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$20,028	$27,873
Restricted cash	1,378	1,148
Accounts receivable, net of allowance of $224 and $98 at September 30, 2024 and December 31, 2023, respectively	24,481	21,005
Short-term investments	116,310	138,264
Prepaid expenses and other current assets	9,563	17,971
Total current assets	171,760	206,261

Non-current assets:
Property and equipment, net	30,550	2,899
Intangible assets, net	13,957	20,519
Goodwill	42,952	40,373
Operating right-of-use asset	22,813	23,484
Other non-current assets	913	1,402
Total assets	$282,945	$294,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,028	$23,859
Deferred revenue	6,681	6,845
Operating lease liability, current	4,472	4,787
Total current liabilities	27,181	35,491

Non-current liabilities:
Warrant liability	2,692	4,958
Operating lease liability, long-term	19,271	19,738
Deferred tax liability	302	451
Total liabilities	49,446	60,638

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 78,314,023 and 75,131,425 shares issued at September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid in capital	406,424	390,083
Accumulated other comprehensive income	4,173	3,964
Accumulated deficit	(177,105)	(159,754)
Total stockholders' equity	233,499	234,300

Total Liabilities and Stockholders' Equity	$282,945	$294,938
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$74,877	$71,442	$194,336	$177,702

Operating expenses
Cost of revenue	55,040	55,863	148,006	144,590
Software development	800	1,076	2,441	3,639
General and administrative	20,412	19,265	62,757	53,932
Selling and marketing	2,162	2,686	6,686	8,025
Total operating expenses	78,414	78,890	219,890	210,186

Loss from operations	(3,537)	(7,448)	(25,554)	(32,484)

Other non-operating income (expense)
Interest income	1,764	2,147	5,624	6,178
Change in fair value of warrant liabilities	(299)	5,719	2,266	3,823
Realized loss from sales of short-term investments	—	—	—	(95)
Total other non-operating income	1,465	7,866	7,890	9,906

(Loss) income before income taxes	(2,072)	418	(17,664)	(22,578)

Income tax (benefit) expense	(118)	129	(150)	(443)

Net (loss) income	$(1,954)	$289	$(17,514)	$(22,135)

Net (loss) income per share (Note 9):
Basic	$(0.03)	$—	$(0.23)	$(0.30)
Diluted	$(0.03)	$—	$(0.23)	$(0.30)
Weighted-average number of shares outstanding:
Basic	78,044,254	74,139,422	77,151,361	73,108,263
Diluted	78,044,254	81,006,859	77,151,361	73,108,263

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,954)	$289	$(17,514)	$(22,135)
Other comprehensive income (loss):
Net unrealized investment income	—	—	—	39
Less: Reclassification adjustment for losses included currently in net loss	—	—	—	64
Foreign currency translation adjustments for the period	1,396	(1,500)	209	(660)
Other comprehensive income (loss)	1,396	(1,500)	209	(557)
Comprehensive loss	$(558)	$(1,211)	$(17,305)	$(22,692)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of July 1,2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386
Issuance of common stock upon exercise of stock options	59,000	—	11	—	—	11
Issuance of common stock upon settlement of restricted stock units	581,305	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,402	—	—	5,402
Shares withheld related to net share settlement	(260,367)	—	(742)	—	—	(742)
Other comprehensive income	—	—	—	1,396	—	1,396
Net loss	—	—	—	—	(1,954)	(1,954)
Balance as of September 30, 2024	78,314,023	$7	$406,424	$4,173	$(177,105)	$233,499

Balance as of July 1,2023	73,169,003	$7	$383,629	$3,230	$(126,102)	$260,764
Issuance of common stock upon exercise of stock options	47,228	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units	996,062	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,330	—	—	3,330
Shares withheld related to net share settlement	(3,860)	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	(1,500)	—	(1,500)
Net income	—	—	—	—	289	289
Balance as of September 30, 2023	74,208,433	$7	$386,953	$1,730	$(125,813)	$262,877

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	690,463	—	124	—	—	124
Issuance of common stock upon settlement of restricted stock units	2,167,937	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	15,367	—	—	15,367
Shares withheld related to net share settlement	(604,698)	—	(1,765)	—	—	(1,765)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive income	—	—	—	209	—	209
Net loss	—	—	—	—	(17,514)	(17,514)
Balances as of September 30, 2024	78,314,023	$7	$406,424	$4,173	$(177,105)	$233,499

Balance as of January 1, 2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	348,013	—	63	—	—	63
Issuance of common stock upon settlement of restricted stock units	1,830,986	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,348	—	—	9,348
Shares withheld related to net share settlement	(15,939)	—	(116)	—	—	(116)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive loss	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	(22,135)	(22,135)
Balances as of September 30, 2023	74,208,433	$7	$386,953	$1,730	$(125,813)	$262,877

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(17,514)	$(22,135)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	4,432	5,305
Stock-based compensation	15,367	9,348
Change in fair value of warrant liabilities	(2,266)	(3,823)
Excess of lease liability over operating right-of-use assets	(123)	—
Gain on lease modification	(75)	—
Realized loss from sales of short-term investments	—	95
Realized foreign exchange loss	—	6
Accretion of interest income on held-to-maturity securities	(3,120)	(4,716)
Deferred tax benefit	(150)	(443)
Impairment of intangible assets	5,759	—
Gain on disposal of property and equipment	(6)	—
Bad debt expense	168	171
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,312	(1,104)
Accounts receivable	(3,611)	(10,379)
Other non-current assets	492	(8)
Operating right-of-use assets/lease liabilities	81	421
Accounts payable and accrued expenses	(8,336)	4,086
Deferred revenue	(177)	147
Net cash used in operating activities	(767)	(23,029)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(2,230)	—
Capitalized software development costs	(1,660)	—
Purchase of property and equipment	(26,292)	(2,085)
Proceeds from disposal of property and equipment	6	—
Purchase of short-term investments	—	(135)
Proceeds from sales of short-term investments	—	20,532
Purchase of held-to-maturity investments	(142,766)	(265,835)
Proceeds from maturities of held-to-maturity investments	167,950	264,537
Net cash (used in) / provided by investing activities	(4,992)	17,014

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	124	63
Taxes paid related to net share settlement of equity awards	(1,765)	(116)
Repurchase and retirement of common stock	(244)	—
Net cash used in financing activities	(1,885)	(53)

Effect of foreign exchange rate changes on cash balances	29	(81)
Net decrease in cash and cash equivalents and restricted cash	(7,615)	(6,149)
Cash and cash equivalents and restricted cash - beginning	29,021	44,423
Cash and cash equivalents and restricted cash - ending	$21,406	$38,274

Reconciliation to the unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$20,028	$36,815
Restricted cash	1,378	1,459
Total cash, cash equivalents and restricted cash	$21,406	$38,274

Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$8,545	$8,920
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses (1)	3,022	1,785
Purchases of PPE and capitalized software in accounts payable and accrued expenses	3,479	—
Derecognition of ROU assets	(6,367)	—
Derecognition of lease liabilities	6,367	—
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Short-Term Investments
Held-to-Maturity Securities
The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company's unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at September 30, 2024 and December 31, 2023 were $116,310 and $116,509, and $138,264 and $138,285, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2. See Note 13 – Fair Value Measurements for additional information.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2024 or as of December 31, 2023.

Major Vendors

One vendor accounted for 12% of the Company’s purchases from operating vendors for the three months ended September 30, 2024. Two vendors accounted for 14% and 12%, respectively, of the Company’s purchases from operating vendors for the three months ended September 30, 2023.

One vendor accounted for 11% of the Company’s purchases from operating vendors for the nine months ended September 30, 2024. Two vendors accounted for 12% and 11%, respectively, of the Company’s purchases from operating vendors for the nine months ended September 30, 2023.

One vendor accounted for 12% of the Company’s outstanding accounts payable as of September 30, 2024. Two vendors accounted for 17% and 10%, respectively, of the Company’s outstanding accounts payable as of December 31, 2023.

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

During the period from April 1, 2024 through May 2, 2024, Blade completed the acquisition of seven aircraft (“Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet, Inc and Aviation Bridge, LLC for a combined purchase price of approximately $17,621. The funding for these acquisitions involved the utilization of $9,269 from existing prepaid deposits under existing Capacity Purchase Agreements (“CPAs”) with M&N which were refunded to Blade and applied to the purchase, $5,489 in cash and the remaining amount payable was included in accounts payable and accrued expenses, which were subject to traditional closing conditions, inspections, holdbacks and adjustments. Blade intends to utilize the Acquired Aircraft, which were previously dedicated to Blade under existing CPAs (see Note 5 for further information on CPAs) to support its Medical segment and the Acquired Aircraft will continue to be operated by the same operator.

In August and September 2024, Blade purchased three additional aircraft for a combined purchase price of $7,388. All of the aircraft acquired by Blade are dedicated to Blade's Medical segment.

	Useful Life (in years)	September 30, 2024	December 31, 2023
Aircraft, engines and related rotable parts (1)	2 - 20	$25,944	$—
Furniture and fixtures (2)	5	2,222	886
Technology equipment (2)	3	569	402
Leasehold improvements (2)	Shorter of useful life or life of lease	3,539	3,016
Vehicles (1)	5	2,673	1,750
Total property and equipment, gross		34,947	6,054
Less: Accumulated depreciation		(4,397)	(3,155)
Total property and equipment, net		$30,550	$2,899
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within general and administrative expenses.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expense for property and equipment of $815 and $302, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense for property and equipment of $2,003 and $802, respectively.

Aircraft Maintenance and Repairs

Unscheduled aircraft maintenance and repairs are expensed as incurred, scheduled maintenance and repairs occurring at intervals of two or more years are capitalized and amortized over the period between these intervals.

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

During the quarter ended June 30, 2024, the Company recorded an impairment charge of $5,759 related to the exclusive rights to air transportation services associated with Blade Canada. The charge brought the net book value of the exclusive rights to zero. This amount is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and is part of the Passenger segment. The impairment resulted from a modification to the November 30, 2021 agreement with Helijet, effective June 1, 2024, which included an earlier termination date of August 31, 2025 (previously an initial term of five years with automatic renewals for successive two-year periods). During the third quarter ended September 30, 2024, the termination date was furthered modified to be August 31, 2024.

As of September 30, 2024, the remaining exclusive rights to air transportation services intangible asset balance is $3,745, which relates to the air transportation rights associated with the acquisition of Blade Europe. This amount is included in the Intangibles assets, net line item on the unaudited interim condensed consolidated balance sheet.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Disaggregated Revenue

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passenger Segment
Short Distance	$32,352	$30,388	$63,070	$59,997
Jet and Other	6,463	7,607	20,837	23,092
Total	$38,815	$37,995	$83,907	$83,089

Medical Segment
MediMobility Organ Transport	$36,062	$33,447	$110,429	$94,613
Total	$36,062	$33,447	$110,429	$94,613

Total Revenue	$74,877	$71,442	$194,336	$177,702

Contract Liabilities

Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2024 and December 31, 2023, the Company's contract liability balance is $6,681 and $6,845 respectively, and is recorded as deferred revenue on its unaudited interim condensed consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. The customer has one year to use the credit as payment for a future flight with the Company. The table below presents a roll forward of the contract liability balance:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$6,845	$6,709
Additions	61,177	58,492
Revenue recognized	(61,341)	(58,366)
Balance, end of period	$6,681	$6,835
For the nine months ended September 30, 2024, the Company recognized $4,470 of revenue that was included in the contract liability balance as of January 1, 2024. For the nine months ended September 30, 2023, the Company recognized $5,213 of revenue that was included in the contract liability balance as of January 1, 2023.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Note 3 – Acquisitions

Acquisition of CJK Enterprise, Inc.

On September 26, 2024, Blade Air Mobility, Inc. through its wholly-owned subsidiary, Trinity Air Medical, LLC (“Trinity”), completed an Asset Purchase Agreement (“APA”) to acquire certain assets and liabilities of CJK Enterprise, Inc. (“CJK”) for a total purchase price of $2,230 in cash. CJK specializes in providing physicians and organs ground transportation services in the New York Tri-State area. This acquisition further expands Blade’s MediMobility presence in this key market. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805, Business Combinations (“ASC 805”). Acquisition-related costs totaling $37 were expensed as incurred and are included in general and administrative expenses in the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2024. The results of CJK from September 26, 2024 (“acquisition date”) to September 30, 2024 were not significant, and have been included in the Medical segment.

Net Assets Acquired

The assets acquired and liabilities assumed have been recorded in the unaudited interim condensed consolidated financial statements as of the acquisition date on a preliminary basis and changes to these allocations may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). At acquisition, the Company recognized goodwill as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, totaling $2,212. The primary components of goodwill include operational synergies, service expansion in the New York Tri-State area, and the value attributed to key personnel relationships contributing to customer retention. The acquired goodwill is deductible for tax purposes.

The purchase price was allocated on a preliminary basis as follows:

Property and equipment, net	18
Operating right-of-use asset	137
Total identifiable assets acquired	155
Operating lease liability	137
Total liabilities assumed	137
Net assets acquired	18
Goodwill	2,212
Total consideration	$2,230

The pro forma impact of the acquisition was not material to our historical unaudited interim condensed consolidated operating results and is therefore not presented.
Note 4 – Goodwill
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2023	$40,373
Additions (1)	2,212
Foreign currency translation	367
Goodwill balance, September 30, 2024	$42,952
(1) Additions represent goodwill associated with the acquisition of CJK. See Note 3 for additional information.
Note 5 – Operating Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain CPAs. Upon meeting certain criteria as stated in ASC 842 Leases (“ASC 842”), the lease component of a CPA would be accounted for as an embedded lease, with a corresponding balance included in the operating right-of-use (“ROU”) asset and lease liability.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

During the nine months ended September 30, 2024, the Company had the following lease transactions in accordance with ASC 842:

Effective in July 2024, Blade entered into two agreements with separate operators for up to a 15-month term ending October 2025 for two aircraft. Under these CPAs, if the agreement expires or is terminated for cause, the flight hour guarantee will be pro-rated to the date of the termination. Additionally, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

An existing CPA for eight aircraft utilized by our Medical segment, was restated and amended in January 2024 for a four-year term ending November 30, 2027. Subsequently, this agreement was terminated in April 2024 for seven aircraft after Blade’s acquisition of those seven aircraft (see “—Property and Equipment, Net” within Note 1). The CPA for the eighth aircraft was terminated in July 2024.

An existing three aircraft CPA agreement was expanded on May 1, 2024 when a fourth aircraft commenced operations. The four aircraft are rotorcraft utilized by both our Passenger and Medical segment. In case of early termination by Blade, a one-year purchase guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

Additionally, during the nine months ended September 30, 2024, the Company recognized a right-of-use asset and a lease liability for new office spaces. This includes a lease at 4100 W. Galveston Street, Chandler, Arizona with an initial term of approximately 7 years commencing in July 2024 which serves the Medical segment. A new lease at 35 Hudson Yards in New York, New York with an initial term of approximately 3 years commenced in May 2024 and serves the Passenger segment and as Blade’s corporate office.

See Note 11, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	September 30, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$22,813	$23,484
Operating lease liability, current	4,472	4,787
Operating lease liability, long-term	19,271	19,738
As of September 30, 2024, included in the table above is $16,857, $2,900 and $14,718 of operating right-of-use asset, operating lease liability, current, and operating lease liability, long-term, respectively, under aircraft leases that are embedded within the capacity purchase agreements. As of December 31, 2023, included in the table above is $21,081, $3,215 and $18,871 of operating right-of-use asset, operating lease liability, current and operating lease liability, long-term, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Short-term lease cost	$492	$127	$907	$347
Operating lease cost	516	528	1,264	1,489
Operating lease cost - Cost of revenue	988	1,247	3,221	3,387
Total	$1,996	$1,902	$5,392	$5,223
Operating lease costs related to aircraft leases that are embedded within CPAs are recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statements of operations.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Other information related to leases is presented below:

September 30, 2024
Weighted-average discount rate – operating lease	8.00%
Weighted-average remaining lease term – operating lease (in years)	6.3
As of September 30, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
Remainder of 2024	$1,503
2025	6,208
2026	5,643
2027	3,684
2028	2,908
Thereafter	10,500
Total future minimum lease payments, undiscounted	30,446
Less: Imputed interest for leases in excess of one year	(6,703)
Present value of future minimum lease payments	$23,743
Note 6 – Stock-Based Compensation
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

Following is a summary of stock option activities for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2024	7,217,074	$0.19	$0.21	3.5
Exercised	(690,463)	0.18	0.20
Forfeited	—	—	—
Outstanding – September 30, 2024	6,526,611	$0.19	$0.21	2.7	$17,956
Exercisable as of September 30, 2024	6,526,611	$0.19	$0.21	2.7	$17,956
For the three and nine months ended September 30, 2024 and 2023, the Company recorded no stock option expense.
Restricted Stock

During the three months ended September 30, 2024, the Company granted an aggregate of 667,993 of the Company's restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and service providers. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

Performance-Based Restricted Stock Units (“PSUs”) were granted in the first quarter of 2024 to named executive officers and key employees under the 2021 Plan, with a four-year service period ending on December 31, 2027. The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. Each PSU represents the right to receive one share of the Company’s common stock. The grant date fair value of these PSUs was $3.94 per share. Compensation expense associated with the PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	5,259,982	$4.99
Granted	7,947,254	3.70
Vested	(2,167,937)	4.82
Forfeited	(926,934)	3.72
Non-vested – September 30, 2024 (1)	10,112,365	$4.13
(1) 4,821,426 are PSUs that will vest subject to the achievement of certain financial performance metrics by the Company as discussed above.
For the three months ended September 30, 2024 and 2023, the Company recorded $5,402 and $3,330, respectively, in employee and officers restricted stock compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recorded $15,367 and $9,348, respectively, in employee and officers restricted stock compensation expense. As of September 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $34,736 and will be recognized over a weighted average period of 2.8 years.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software development	$118	$147	$199	$608
General and administrative (1)	5,089	2,903	14,406	7,915
Selling and marketing	138	280	829	486
Total stock-based compensation expense (2)	$5,345	$3,330	$15,434	$9,009
(1) For the nine months ended September 30, 2023, the Company included a credit of $339 in connection with the settlement of the equity-based portion of contingent consideration related to the acquisition of Trinity that was paid in the first quarter of 2023 in respect of 2022 results.
(2) Total stock-based compensation expenses for the three and nine months ended September 30, 2024 include ($57) and $67 accrued expenses, respectively.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

The following tables reflect certain financial data of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment revenue
Passenger	$38,815	$37,995	$83,907	$83,089
Medical	36,062	33,447	110,429	94,613
Total revenue	$74,877	$71,442	$194,336	$177,702

Segment Adjusted EBITDA
Passenger	$5,593	$2,777	$3,724	$(2,353)
Medical	3,851	3,346	13,784	8,249
Total Segment Adjusted EBITDA	9,444	6,123	17,508	5,896
Reconciling items:
Adjusted unallocated corporate expenses and software development (1)	(5,264)	(5,336)	(15,916)	(17,281)
Depreciation and amortization	(1,279)	(1,843)	(4,432)	(5,305)
Stock-based compensation	(5,345)	(3,330)	(15,434)	(9,348)
Change in fair value of warrant liabilities	(299)	5,719	2,266	3,823
Realized loss from sales of short-term investments	—	—	—	(95)
Interest income	1,764	2,147	5,624	6,178
Legal and regulatory advocacy fees (2)(3)	(165)	(217)	(427)	(640)
Executive severance costs	(140)	—	(140)	(265)
SOX readiness costs	(220)	(145)	(302)	(180)
Contingent consideration compensation (earn-out) (4)	—	(2,700)	—	(5,361)
M&A transaction costs	(85)	—	(169)	—
Impairment of intangible assets	—	—	(5,759)	—
Restructuring costs - Blade Europe (5)	(483)	—	(483)	—
(Loss) income before income taxes	$(2,072)	$418	$(17,664)	$(22,578)
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) For the three and nine months ended September 30, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 11) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(3) For the three and nine months ended September 30, 2023, represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(4) Trinity’s contingent consideration, 2023 was the last year subject to an earn-out payment.
(5) Includes severance, retention, legal and other one-time restructuring costs associated with a reorganization of Blade Europe.

	September 30, 2024	December 31, 2023
Goodwill
Passenger	$27,412	$27,045
Medical	15,540	13,328
Total goodwill	$42,952	$40,373

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
United States	$63,282	$58,630	$166,583	$148,620
Other	11,595	12,812	27,753	29,082
Total revenue	$74,877	$71,442	$194,336	$177,702

			September 30, 2024	December 31, 2023
Long-lived assets
United States			$38,708	$13,727
Other			14,655	12,656
Total long-lived assets			$53,363	$26,383

Note 8 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for any discrete transactions occurring during the period. There were no discrete events in the three and nine months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, income tax (benefit) expense was $(118) and $129, respectively. For the nine months ended September 30, 2024 and 2023, income tax benefit was $150 and $443, respectively. The tax benefit in the 2024 period is attributable to Blade Monaco. The difference in the tax benefit in the 2024 period compared to the 2023 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, while no offsetting tax benefits arising from the Company’s U.S., Canada and France net operating losses.
Note 9 – Net (Loss) Income per Common Share
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

A reconciliation of net loss and common share amounts used in the computation of basic and diluted loss per common share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(1,954)	$289	$(17,514)	$(22,135)
Less: Undistributed earnings allocated to nonvested restricted stockholders	—	(22)	—	—
Basic net earnings (loss) available to common stockholders	(1,954)	267	(17,514)	(22,135)
Add: Undistributed earnings allocated to nonvested restricted stockholders	—	22	—	—
Less: Reallocation of undistributed loss to nonvested restricted stockholders	—	(20)	—	—
Diluted net earnings (loss) available to common stockholders	$(1,954)	$269	$(17,514)	$(22,135)

Total weighted-average basic common shares outstanding	78,044,254	74,139,422	77,151,361	73,108,263
Effect of dilutive securities:
Stock options	—	6,867,437	—	—
Total effect of dilutive securities	—	6,867,437	—	—
Total weighted-average diluted common shares outstanding	78,044,254	81,006,859	77,151,361	73,108,263

Net (loss) income per common share:
Basic (loss) earnings per common share	$(0.03)	$—	$(0.23)	$(0.30)
Dilutive (loss) earnings per common share	$(0.03)	$—	$(0.23)	$(0.30)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	6,526,611	—	6,526,611	7,255,851
Restricted shares of common stock	10,112,365	5,278,448	10,112,365	6,108,798
Total potentially dilutive securities	30,805,620	19,445,092	30,805,620	27,531,293
Note 10 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in the Company. Additionally, one member of the Company’s Board is a Partner of an affiliated company of RedBird Capital Partners Management LLC.

During the three months ended September 30, 2024 and 2023, the Company paid these jet operators approximately $96 and $100, respectively for air charter services. For the nine months ended September 30, 2024 and 2023, the Company paid these jet operators approximately $273 and $287, respectively for air charter services. These costs were recorded within Cost of revenue on the Company’s unaudited interim condensed consolidated statements of operations.

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
As of September 30, 2024, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 5 – Operating Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
Remainder of 2024	$2,402	$176	$—
2025	15,378	8,740	2,835
2026	12,055	5,417	—
2027	9,234	2,596	—
2028	6,638	—	—
2029 - 2032 (each year)	6,638	—	—
(1) Within total unfulfilled obligation, the following amounts are where Blade has the ability for immediate termination if a government authority enacts travel restrictions.
(2) Within total unfulfilled obligation, the following amounts are where Blade could terminate for convenience upon 60 days’ notice, with a one-year annual minimum guarantee being pro-rated as of the termination date.

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of September 30, 2024, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases were consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the former directors of Experience Investment Corp. (“EIC” and such directors, the “EIC Directors”), the former officers of EIC, and Experience Sponsor LLC (“Sponsor”), and aiding and abetting breach of fiduciary duty claim against Sponsor. The operative complaint alleges, amongst other things, that the proxy statement related to the acquisition of Old Blade insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who is also our current chief executive officer. The consolidated complaints seeks, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $0.1 million, $1.1 million and $1.6 million for the years ending December 31, 2024, 2025 and 2026, respectively.
Note 12 – Warrant Liabilities
On May 7, 2021, the merger between Old Blade and EIC was consummated (the “Merger”). The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC Initial Public Offering (“EIC IPO”) (whether they were purchased in the EIC IPO or thereafter in the open market), which are exercisable for an aggregate of 9,166,644 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to Sponsor in a private placement simultaneously with the closing of the EIC IPO, which are exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited interim condensed consolidated statements of operations. See Note 13 – Fair Value Measurements for additional information.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2024	December 31, 2023
Warrant liabilities - Public Warrants	1	$1,742	$3,208
Warrant liabilities - Private Warrants	2	950	1,750
Fair value of aggregate warrant liabilities		$2,692	$4,958
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share, per share data and exchange rates)

Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2024	$3,208	$1,750	$4,958
Change in fair value of warrant liabilities	(1,466)	(800)	(2,266)
Fair value as of September 30, 2024	$1,742	$950	$2,692
Note 14 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of September 30, 2024 or December 31, 2023.

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

During the three months ended September 30, 2024, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2024, the Company repurchased 80,102 shares of common stock in the open market. The average price per share was $3.00, resulting in a total aggregate amount of approximately $244. All share repurchases have been retired. There remains a potential repurchase capacity of approximately $19.8 million under the stock repurchase program that was announced on March 20, 2024.

The Company follows the cost method for accounting for stock repurchases. All shares repurchased to date have been retired by the Company, and there were no unsettled share repurchases. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings subject to certain limitations. The allocation to additional paid-in capital is determined by applying a percentage, calculated by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. For the nine months ended September 30, 2024, $163 was deducted from accumulated deficit, and $407 was deducted from additional paid-in capital, in relation to the retirement of the common stock.
Note 15 – Subsequent Events

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

Blade operates in three key product lines across two segments (see Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements included herein for further information on reportable segments):

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
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs through Trinity Organ Placement Services (“TOPS”), launched at the end of 2023.
Seats Flown

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Seats flown – all passenger flights	45,977	50,821	117,722	121,008
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

The Activity in Canada ended on August 31, 2024. As a result, the three- and nine-month periods ending September 30, 2024, and 2023 included two and eight months, and three and nine months, respectively, of Seats Flown activity in Canada.
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
Ability to attract and retain customers in our MediMobility Organ Transport and Jet and Other product lines
Our MediMobility Organ Transport product line primarily serves transplant centers, organ procurement organizations and hospitals (collectively, “Medical Customers”). Transportation for the hearts, lungs and livers that make up the vast majority of this product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type, be it jet, turboprop or helicopter, is the primary metric by which Medical Customers evaluate our performance.

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

We utilize the same aircraft and aircraft operators in the Jet and Other product line of our Passenger segment. Historically, the combination of our Passenger and MediMobility Organ Transport demand, has been enough to incentivize operators to provide dedicated aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Periods of increased demand for private jets have historically led to increased charter costs and more limited availability in the spot jet charter market. Although this has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices in recent periods, jet charter, which makes up the majority of our Jet and Other product line, is highly competitive and volumes and pricing have historically been significantly influenced by overall market supply and demand.
Impact of inflation to our business

We generally pay a fixed hourly rate to our third-party operators, based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. For our owned aircraft, we are more directly exposed to inflation of aircraft operating expenses, including pilot salaries, fuel, insurance, parts and maintenance.

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
Seasonality

Passenger segment

Historically, we have experienced significant seasonality in our Short Distance product line with flight volume peaking during the quarters ended June 30 (Q2) and September 30 (Q3) of each fiscal year due to the busy summer travel season, with lower volume during the first and fourth quarter (Q1 and Q4).

Jet and Other revenue has historically been stronger in the first and fourth quarter (Q1 and Q4) given that our by-the-seat jet service between New York and South Florida has historically operated only between November and April. We discontinued this service in Q4 2023 and do not expect the seasonality in our Jet and Other revenue to be significant in 2024.

Medical segment

Historically, seasonality in our MediMobility Organ Transport product line has not been significant, though our trip volumes are correlated with the overall supply of donor hearts, livers and lungs in the United States, which can be volatile due to a variety of factors.
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
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, depreciation and amortization, impairment of intangible assets, directors and officers insurance costs, pilot training costs for owned aircraft, professional fees, credit card processing fees and establishment costs. Depreciation of revenue-generating assets such as aircraft and vehicles are included in Cost of revenue.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.
Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$74,877	$71,442	$194,336	$177,702

Operating expenses
Cost of revenue	55,040	55,863	148,006	144,590
Software development	800	1,076	2,441	3,639
General and administrative	20,412	19,265	62,757	53,932
Selling and marketing	2,162	2,686	6,686	8,025
Total operating expenses	78,414	78,890	219,890	210,186

Loss from operations	(3,537)	(7,448)	(25,554)	(32,484)

Other non-operating income (expense)
Interest income	1,764	2,147	5,624	6,178
Change in fair value of warrant liabilities	(299)	5,719	2,266	3,823
Realized loss from sales of short-term investments	—	—	—	(95)
Total other non-operating income	1,465	7,866	7,890	9,906

(Loss) income before income taxes	(2,072)	418	(17,664)	(22,578)

Income tax (benefit) expense	(118)	129	(150)	(443)

Net (loss) income	$(1,954)	$289	$(17,514)	$(22,135)

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$32,352	$30,388	6%	$63,070	$59,997	5%
Jet and Other	6,463	7,607	(15)%	20,837	23,092	(10)%
MediMobility Organ Transport	36,062	33,447	8%	110,429	94,613	17%
Total Revenue	$74,877	$71,442	5%	$194,336	$177,702	9%

Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, revenue increased by $3.4 million or 5%, from $71.4 million in 2023 to $74.9 million in 2024.
Short Distance revenue increased by $2.0 million or 6%, from $30.4 million in 2023 to $32.4 million in 2024. Growth in Short Distance was primarily driven by growth in our Hamptons seasonal service for a $2.3 million increase, and increased volumes of Northeast helicopter charters for a $0.8 million increase. This was partially offset by the August 31, 2024 termination of our Canada routes for a $0.8 million decrease, and lower activity in Europe for a $0.4 million decrease.
Jet and Other revenue decreased by $1.1 million or (15)% from $7.6 million in 2023 to $6.5 million in 2024. The decline was driven by a decrease in jet charters of $1.4 million, partially offset by the introduction of the new seasonal Hamptons Streamliner Bus for a $0.3 million increase.

MediMobility Organ Transport revenue increased by $2.6 million or 8% from $33.4 million in 2023 to $36.1 million in 2024. Growth in MediMobility Organ Transport was driven primarily by growth in ground revenue for $1.8 million and $0.4 million for TOPS (TOPS was launched at the end of 2023), the remainder was due to new clients.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, revenue increased by $16.6 million or 9%, from $177.7 million in 2023 to $194.3 million in 2024.
Short Distance revenue increased by $3.1 million or 5% from $60.0 million in 2023 to $63.1 million in 2024. Growth in Short Distance was primarily driven by growth in our Hamptons seasonal service for a $2.2 million increase, growth in our New York airport transfer products, including annual pass activity, for a $1.0 million increase, and increased volumes of Northeast helicopter charters for a $1.0 million increase. This was partially offset by lower activity and the termination of our Canada routes for a $1.1 million decrease.

Jet and Other revenue decreased by $(2.3) million or (10)% from $23.1 million in 2023 to $20.8 million in 2024. $3.9 million decrease is attributable to the discontinuation of our seasonal by-the-seat jet service between New York and South Florida. This decrease was partially offset by a $0.9 million growth in jet charters, and higher brand partnership revenues and revenue from the introduction of the new seasonal Hamptons Streamliner Bus in the current year period.
MediMobility Organ Transport revenue increased by $15.8 million or 17% from $94.6 million in 2023 to $110.4 million in 2024. The growth was driven primarily by: $6.6 million attributable to the addition of new hospital clients including of TOPS; higher revenue from existing clients of $13.5 million (higher volumes, higher revenue per trip and higher ground revenue). Those increases were partially offset by a $4.3 million decrease due to one temporary customer we supported only in the 2023 period. Excluding the impact of the temporary customer, revenue would have grown 22% versus the 2023 period.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Cost of revenue	$55,040	$55,863	(1)%	$148,006	$144,590	2%
Percentage of revenue	74%	78%	(4)%	76%	81%	(5)%
Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, cost of revenue decreased by $(0.8) million, or (1)% from $55.9 million during 2023 to $55.0 million in 2024, driven by lower effective cost of revenue per flight (explained in the following paragraph), only partially offset by the higher volumes.

Cost of revenue as a percentage of revenues decreased by 4 percentage points from 78% in 2023 to 74% in 2024. This change is attributable primarily to mix-shift to dedicated aircraft which operate at enhanced economies of scale in the Medical segment, higher revenue per flight hour in the Medical segment and improved pricing along with improved load factor in our New York airport transfer and Hamptons by-the-seat products, as well as lower cost of revenue in Canada of $1.5 million impact (Canada operated at a loss in the prior year period with cost of revenue higher than revenue) due to our exit from the Canadian market on August 31, 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, cost of revenue increased by $3.4 million or 2%, from $144.6 million during 2023 to $148.0 million during 2024 driven by increased flight volume.
Cost of revenue as a percentage of revenues decreased by 5 percentage points from 81% in 2023 to 76% in 2024, attributable primarily to: a mix-shift to dedicated aircraft in the Medical segment, which operate at enhanced economies of scale; increased revenue per flight hour in our Medical segment; improved pricing with improved load factor in our Hamptons by-the-seat product and in our New York airport transfer products, New York airport products moved to profit from a loss position in the prior year period; and improved pricing in jet charter flights compared to the prior year period.
Software Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Software development	$800	1,076	(26)%	$2,441	3,639	(33)%
Percentage of revenue	1%	2%		1%	2%
Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, software development costs decreased by $(0.3) million, or (26)%, from $1.1 million during 2023 to $0.8 million in 2024, primarily due to software capitalization of development costs due to more development initiatives in the 2024 period.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, software development costs decreased by $(1.2) million, or (33)%, from $3.6 million during 2023 to $2.4 million during 2024, primarily due to software capitalization of development costs due to more development initiatives in the 2024 period for a $0.8 million impact, and a decrease of $0.4 million in stock-based compensation costs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
General and administrative	$20,412	$19,265	6%	$62,757	$53,932	16%
Percentage of revenue	27%	27%		32%	30%
Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, general and administrative expense increased by $1.1 million, or 6%, from $19.3 million during 2023 to $20.4 million in 2024.

The primary drivers for the increase were a $2.1 million increase in stock-based compensation largely due to the PSUs granted in the first quarter of the current year period; a $0.8 million increase in expenses related to the owned aircraft (acquired in the second quarter of 2024 and did not exist in the prior year period) as pilot training, hangar costs and insurance; a $0.7 million increase in staff costs mostly attributable to the growth in our Medical segment; a $0.5 million charge for restructuring costs in Europe; and a $0.5 million increase in professional fees. These increases were partially offset by a $2.7 million decrease attributable to a contingent consideration compensation (earn-out) in the prior year period; and a $1.1 million decrease in intangibles amortization costs.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, general and administrative expense increased by $8.8 million or 16%, from $53.9 million during 2023 to $62.8 million in 2024.

The primary drivers for the increase were: a $6.5 million increase in stock-based compensation largely due to the PSUs granted in the first quarter of the current year period; a $5.8 million impairment charge of the exclusive rights to air transportation services associated with Blade Canada recorded in current year period; a $2.1 million increase in staff costs attributable mainly to the growth in our Medical segment, a $1.2 million increase in expenses related to the owned aircraft (did not exist in the prior year period) as pilot training, hangar costs and insurance; and a $0.5 million increase due to restructuring costs in Europe; partially offset by a $5.7 million decrease attributable to a contingent consideration compensation (earn-out) in the prior year period, and a $2.1 million decrease in intangibles amortization costs.
Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Selling and marketing	$2,162	$2,686	(20)%	$6,686	$8,025	(17)%
Percentage of revenue	3%	4%		3%	5%
Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, selling and marketing expense decreased by $(0.5) million, or (20)%, from $2.7 million during 2023 to $2.2 million in 2024. The decrease is attributable primarily to a $0.4 million decrease in cash commissions in the Medical segment and a $0.1 million decrease in stock-based compensation.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, selling and marketing expense decreased by $(1.3) million, or (17)%, from $8.0 million during 2023 to $6.7 million in 2024. The decrease is attributable primarily to: a $1.1 million decrease in media spend, primarily driven by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida (which was discontinued in November 2023) and a more disciplined media spend in the winter months; and a $0.9 million decrease in cash commissions in the Medical segment; those decreases were partially offset by a $0.5 million increase in staff costs, inclusive of stock-based compensation.
Other non-operating income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Interest income	$1,764	$2,147		$5,624	$6,178
Change in fair value of warrant liabilities	(299)	5,719		2,266	3,823
Realized loss from sales of short-term investments	—	—		—	(95)
Total other non-operating income	$1,465	$7,866	(81)%	$7,890	$9,906	(20)%

Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, total other non-operating income consisted of: (i) $1.8 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $0.3 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the three months ended September 30, 2023, total other non-operating income consisted of: (i) $2.1 million interest income, attributable to our short-term investments and our money market funds; and (ii) $5.7 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, total other non-operating income consists of: (i) $5.6 million interest income, attributable to our short-term investments and our money market funds in the current year period; and (ii) $2.3 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the nine months ended September 30, 2023, total other non-operating income consisted of: (i) $6.2 million interest income, attributable to our short-term investments and our money market funds; and (ii) $3.8 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 7 “Segment and Geographic Information” in the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$38,815	$37,995	2%	$83,907	$83,089	1%
Medical	36,062	33,447	8%	110,429	94,613	17%
Total revenue	$74,877	$71,442	5%	$194,336	$177,702	9%

Segment Adjusted EBITDA
Passenger	$5,593	$2,777	101%	$3,724	$(2,353)	NM(4)
Medical	3,851	3,346	15%	13,784	8,249	67%
Adjusted unallocated corporate expenses and software development (1)	(5,264)	(5,336)	(1)%	(15,916)	(17,281)	(8)%
Adjusted EBITDA(2)	$4,180	$787	431%	$1,592	$(11,385)	NM(4)

Segment Adjusted EBITDA Margin(3)
Passenger	14.4%	7.3%		4.4%	(2.8)%
Medical	10.7%	10.0%		12.5%	8.7%
Adjusted EBITDA Margin	5.6%	1.1%		0.8%	(6.4)%
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
(4) Percentage not meaningful.

Passenger segment

For the three months ended September 30, 2024 and 2023, Passenger revenue increased by $0.8 million or 2%, from $38.0 million in 2023 to $38.8 million in 2024. The increase was attributable to a $2.0 million increase in Short Distance offset by a $1.1 million decrease in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended September 30, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $2.8 million or 101% for the three months ended September 30, 2024 from $2.8 million in the same period of 2023 to $5.6 million in 2024. The improvement is primarily attributable: to a $2.2 million impact from lower effective cost of revenue per flight in our New York airport transfer and Hamptons products (attributable to improved pricing and load factor in the by-the-seat products) and in Europe; and a $0.7 million improvement in Canada, which moved from a negative to a positive revenue less cost of revenue in the current year period compared to the prior year period (attributable to improved load factor and our exit from the Canadian market on August 31, 2024).

For the nine months ended September 30, 2024 and 2023, Passenger revenue increased by $0.8 million or 1% from $83.1 million in 2023 to $83.9 million in 2024. The increase was attributable to a $3.1 million increase in Short Distance that was partially offset by a $2.3 million decrease in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Nine Months Ended September 30, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $6.1 million for the nine months ended September 30, 2024 from $(2.4) million in the same period of 2023 to $3.7 million in 2024. The improvement is primarily attributable to higher revenue combined with lower effective cost of revenue per flight across all of Passenger flights (short distance and jet flights) compared to the prior year period for a $4.9 million impact, attributable to improved pricing and improved load factor. Further improvements are attributable to a

$1.1 million decrease in marketing expenses and a $0.4 million decrease in personnel costs. These improvements were partially offset by a $0.4 million increase in staff costs.
Medical segment

For the three months ended September 30, 2024 and 2023, Medical revenue increased by $2.6 million or 8%, from $33.4 million in 2023 to $36.1 million in 2024. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended September 30, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $0.5 million or 15%, for the three months ended September 30, 2024 from $3.3 million in the same period of 2023 to $3.9 million in 2024. Due to: $1.3 million increase in revenue less cost of revenue (excluding depreciation) due to higher volumes combined with lower effective cost of revenue per flight (due to higher revenue per flight hour and mix-shift towards dedicated aircraft operating at enhanced economies of scale). This increase was partially offset by a $0.8 million increase in fixed costs, primarily due to an increase in staff costs in order to support the higher activity and the new TOPS offering.

For the nine months ended September 30, 2024 and 2023, Medical revenue increased by $15.8 million or 17%, from $94.6 million in 2023 to $110.4 million in 2024. Refer to the disaggregated revenue discussion above under “—Comparison of the Nine Months Ended September 30, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $5.5 million or 67%, for the nine months ended September 30, 2024 from $8.2 million in the same period of 2023 to $13.8 million in 2024. $8.3 million of the increase is attributable to higher revenue less cost of revenue (excluding depreciation) due to: larger volumes combined with lower effective cost of revenue, attributable to: higher revenue per flight hour, mix-shift to dedicated aircraft and mix shift to ground revenue (which is characterized with lower effective cost of revenue). This was partially offset by a $2.8 million increase in fixed costs, primarily staff costs in order to support the higher activity, adding ground hubs and the new TOPS offering that did not exist in the prior year period.

Adjusted EBITDA, Flight Profit and Flight Margin

The following table presents our consolidated Adjusted EBITDA, Flight Profit and Flight Margin results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Adjusted EBITDA(1)	$4,180	$787	431%	$1,592	$(11,385)	NM(2)
Flight Profit(1)	$19,837	$15,579	27%	$46,330	$33,112	40%
Flight Margin(1)	26.5%	21.8%		23.8%	18.6%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.

Comparison of the Three Months Ended September 30, 2024 and 2023

Adjusted EBITDA improved by $3.4 million for the three months ended September 30, 2024 from $0.8 million in the same period of 2023 to $4.2 million in 2024. The improvement is primarily attributable to improvements in both Passenger and Medical Adjusted EBITDA (refer to the discussion above), coupled with a $0.1 million decrease in Adjusted unallocated corporate expenses and software development staff costs.

Flight Profit increased by $4.3 million or 27% for the three months ended September 30, 2024 from $15.6 million in the same period of 2023 to $19.8 million in 2024. The increase was driven by a 5% increase in revenue coupled with lower effective cost of revenue per flight for both Passenger and Medical flights. In Passenger the lower effective cost of revenue per flight is attributable to improved pricing along with improved load factor in our US Short Distance flights, and a $0.7 million improvement in Canada (which operated at a negative Flight Profit in the prior year period). The lower effective cost of revenue per flight in Medical flights is attributable to higher revenue per flight hour and mix-shift to dedicated aircraft operating at enhanced economies of scale.

Flight Margin increased from 21.8% in the three months ended September 30, 2024 to 26.5% in the same period of 2023, attributable to lower effective cost of revenue per flight in both Passenger and Medical flights as described above under Flight Profit.
Comparison of the Nine Months Ended September 30, 2024 and 2023

Adjusted EBITDA improved by $13.0 million for the nine months ended September 30, 2024 from $(11.4) million in the same period of 2023 to $1.6 million in 2024. The improvement is primarily attributable to Adjusted EBITDA improvements of $6.1 million and $5.5 million in Passenger and Medical, respectively (refer to the discussion above), coupled with a $1.4 million decrease in Adjusted unallocated corporate costs and software development, attributable to a $1.0 million decrease in staff costs and a $0.5 million decrease in professional services and insurance.

Flight Profit increased by $13.2 million or 40% for the nine months ended September 30, 2024 from $33.1 million in the same period of 2023 to $46.3 million in 2024. The increase was driven by a 9% increase in revenue coupled with lower effective cost of revenue per flight across all of Passenger product lines (Short Distance and jet flights) compared to the prior year period attributable to improved pricing and improved load factor (in the by-the-seat products). In addition lower effective cost of revenue in Medical due to higher revenue per flight hour, mix-shift to dedicated aircraft and mix shift to ground revenue (which is characterized with lower effective cost of revenue).

Flight Margin increased from 18.6% in the nine months ended September 30, 2023 to 23.8% in the same period of 2024, attributable to lower effective cost of revenue per flight in both Passenger and Medical flights as described above under Flight Profit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(1,954)	$289	$(17,514)	$(22,135)
Add (deduct):
Depreciation and amortization	1,279	1,843	4,432	5,305
Stock-based compensation	5,345	3,330	15,434	9,348
Change in fair value of warrant liabilities	299	(5,719)	(2,266)	(3,823)
Realized loss from sales of short-term investments	—	—	—	95
Interest income	(1,764)	(2,147)	(5,624)	(6,178)
Income tax (benefit) expense	(118)	129	(150)	(443)
Legal and regulatory advocacy fees (1)(2)	165	217	427	640
Executive severance costs	140	—	140	265
SOX readiness costs	220	145	302	180
Contingent consideration compensation (earn-out) (3)	—	2,700	—	5,361
M&A transaction costs	85	—	169	—
Impairment of intangible assets	—	—	5,759	—
Restructuring costs - Blade Europe (4)	483	—	483	—
Adjusted EBITDA	$4,180	$787	$1,592	$(11,385)
Revenue	$74,877	$71,442	$194,336	$177,702
Adjusted EBITDA as a percentage of revenue	6%	1%	1%	(6)%
(1) For the three and nine months ended September 30, 2024, represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 11) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(2) For the three and nine months ended September 30, 2023, represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. It is worth noting that we do not anticipate incurring any further legal fees related to the Westchester litigation.
(3) Trinity’s contingent consideration, 2023 was the last year subject to an earn-out payment.
(4) Includes severance, retention, legal and other one-time restructuring costs associated with a reorganization of Blade Europe.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's flight and ground operations, as they focus solely on the non discretionary direct costs associated with generating revenue such as third party variable costs and costs of owning and operating Blade’s owned aircraft.

Gross Profit and Gross Margin

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions, including credit card processing fees, depreciation and amortization, direct staff costs including stock-based compensation, commercial costs and establishment costs. Gross Margin is calculated as Gross Profit divided by revenue. The reconciliation of Gross Profit to Flight Profit can be found in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$74,877	$71,442	$194,336	$177,702
Less:
Cost of revenue (1)	55,040	55,863	148,006	144,590
Depreciation and amortization (2)	558	1,627	2,769	4,742
Stock-based compensation	36	44	149	124
Other (3)	4,805	3,865	11,786	9,893
Gross Profit	$14,438	$10,043	$31,626	$18,353
Gross Margin	19.3%	14.1%	16.3%	10.3%

Gross Profit	$14,438	$10,043	$31,626	$18,353
Reconciling items:
Depreciation and amortization (2)	558	1,627	2,769	4,742
Stock-based compensation	36	44	149	124
Other (3)	4,805	3,865	11,786	9,893
Flight Profit	$19,837	$15,579	$46,330	$33,112
Flight Margin	26.5%	21.8%	23.8%	18.6%
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
(2) Depreciation and amortization included within general and administrative expenses.
(3) Other costs include credit card processing fees, direct staff costs, commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024 and December 31, 2023, we had total liquidity of $136.3 million and $166.1 million, respectively, consisting of cash and cash equivalents of $20.0 million and $27.9 million, respectively, and short-term investments of $116.3 million and $138.3 million, respectively. In addition, as of September 30, 2024 and December 31, 2023, we had restricted cash of $1.4 million and $1.1 million, respectively. As of September 30, 2024, $116.3 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $136.3 million of total liquid funds as of September 30, 2024, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of September 30, 2024, the Company had net working capital of $144.6 million, zero debt, cash and cash equivalents of $20.0 million and short-term investments of $116.3 million. The Company had net losses of $17.5 million and $22.1 million for the nine months ended September 30, 2024 and 2023, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of September 30, 2024, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $2.4 million and $15.4 million for the years ending December 31, 2024 and 2025, respectively, $0.2 million and $8.7 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $— million and $2.8 million, respectively, of which could be terminated by Blade for convenience upon 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” (“CPAs”) within Note 11 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.4 million and $2.0 million for the years ending December 31, 2024 and 2025, respectively. See Note 5 “Right-of-Use Asset and Operating Lease Liability” to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.1 million and $1.1 million for the years ending December 31, 2024 and 2025, respectively.

On March 20, 2024, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. During the nine months ended September 30, 2024, the Company repurchased $0.2 million of common stock pursuant to this program ending with a remaining potential repurchase capacity under the program of approximately $19.8 million. No shares were repurchased in the quarter ended September 30, 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(767)	$(23,029)
Net cash (used in) / provided by investing activities	(4,992)	17,014
Net cash used in financing activities	(1,885)	(53)
Effect of foreign exchange rate changes on cash balances	29	(81)
Net decrease in cash and cash equivalents and restricted cash	(7,615)	(6,149)
Cash Used In Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $0.8 million, driven by a net loss of $17.5 million and $3.2 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $15.4 million, impairment of intangible assets of $5.8 million, depreciation and amortization of $4.4 million, non-cash accretion of interest income on held-to-maturity securities of $3.1 million and income from change in fair value of warrant liabilities of $2.3 million. The $3.2 million of cash used for working capital requirements was primarily driven by a decrease in accounts payable and accrued expenses of $8.3 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan paid in March of 2024, an increase in accounts receivable of $3.6 million (attributable to the revenue growth in the Medical segment) and a decrease in deferred revenue of $0.2 million (driven by Passenger client prepayments and gift cards); partially offset by a decrease in prepaid expenses and other current assets of $8.3 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N as part of the purchase of the seven aircraft, slightly offset by new prepayments made to operators in connection with new CPAs) and a decrease in other non-current assets of $0.5 million (a lease deposit refund).
For the nine months ended September 30, 2023, net cash used in operating activities was $23.0 million, primarily driven by a net loss of $22.1 million and $6.8 million cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $9.3 million, depreciation and amortization of $5.3 million, non-cash accretion of interest income on held-to-maturity securities of $4.7 million, income from change in fair value of warrant liabilities of $3.8 million, realized loss of $0.1 million from the sale of short-term investments, and a deferred tax benefit of $0.4 million. The $6.8 million cash used for working capital requirements was primarily driven by an increase in accounts receivable of $10.4 million, due to the rapid growth in the Medical segment, and an increase in prepaid expenses and other current assets of $1.1 million, driven by prepayments to operators in connection with capacity purchase agreements; partially offset by an increase in accounts payable and accrued expenses of $4.1 million, and an increase in lease liabilities of $0.4 million.
Cash (Used In) / Provided by Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $5.0 million, driven by $168.0 million of proceeds from maturities of held-to-maturity investments offset by $142.8 million in purchases of held-to-maturity investments; $26.3 million in purchases of property and equipment, consisting primarily of $22.8 million in the acquisition of ten aircraft and related capitalized costs to support the Medical segment, with the remaining in furniture and fixtures for new office space in Arizona used by the Medical segment, and purchase of vehicles used in generating revenue by the Medical segment; $2.2 million in consideration paid for the acquisition of CJK and $1.7 million in capitalized software development costs.
For the nine months ended September 30, 2023, net cash provided by investing activities was $17.0 million, driven by $20.5 million of proceeds from sales of other short-term investments; $264.5 million of proceeds from maturities of held-to-maturity investments, partially offset by $265.8 million in purchases of held-to-maturity investments; $0.1 million in purchases of other short-term investments; and $2.1 million in purchases of property and equipment, consisting of leasehold improvements and furniture and fixtures for lounges used by the Passenger segment, and vehicles used in generating revenue by the Medical segment.

Cash Used In Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $1.9 million, reflecting $1.8 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”) and $0.2 million in repurchases and retirement of common stock under the share repurchase program announced March 20, 2024; partially offset by $0.1 million of proceeds from the exercise of stock options.

For the nine months ended September 30, 2023, net cash used in financing activities was $0.05 million, primarily reflecting $0.1 million cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.06 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies and estimates as of September 30, 2024.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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
•We have designed additional controls to supplement the existing business process controls in relation to revenues, with these controls implemented in Q3 2024.

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

Changes in Internal Control over Financial Reporting

Other than the specific remediation steps discussed above, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending September 30, 2024.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 11 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.
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

BLADE AIR MOBILITY, INC.

Date: November 12, 2024	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2024	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)