Form 10-K
period 2024-12-31
Blade Air Mobility, Inc.
filed 2025-03-13
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-39046
BLADE AIR MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, 14th Floor New York, NY,	10001
(Address of principal executive offices)	(Zip Code)

(212) 967-1009
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLDE	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BLDEW	The Nasdaq Stock Market

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
Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.48 per share, was approximately $214.4 million.

The Registrant had 79,694,028 shares of common stock outstanding as of March 3, 2025.

____________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

2

BLADE AIR MOBILITY, INC.
FORM 10-K

NOTE REGARDING FORWARD–LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates, “expects”, “seeks”, “projects”, “intends”, plans”, “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, the markets in which we operate and the development of Electric Vertical Aircraft (“EVA”) technology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

Our operations and financial results are subject to various risks and uncertainties. The following are among those factors, but are not the only factors, that could adversely affect us and/or that may cause actual results to differ materially from such forward-looking statements:

Risks Related to Our Business and Growth Strategy
•continued occurrence of net losses, which we have experienced since inception;
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
•the effects of climate change;
•terrorist attacks, geopolitical conflict or security events;
•the availability of aircraft fuel;
•our ability to access additional funding to finance our operations;
•our ability to identify, complete and successfully integrate future acquisitions;
•our ability to manage our growth;
•increases in insurance costs or reductions in insurance coverage;
•the loss of key members of our management team;
•our ability to maintain our company culture;
•effects of fluctuating financial results;

Risks Related to our Medical Segment
•our reliance on contractual relationships with certain transplant centers, hospitals and Organ Procurement
Organizations;
•reliance on certain customers which could impact our Medical segment revenue;
•competition from providers with proprietary organ preservation technology or additional capabilities could impact our Medical segment;
•the continuing availability of organ donors and viable donor organs;
•insufficient reimbursement and funding for organ transport costs;
•risks related to organ transport operations;
•new technology that could make ground or commercial air transport of organs more viable;
•regulatory changes, legislative reforms, and civil or criminal enforcement actions;

Risks Related to our Passenger Segment
•the markets in which we operate may fail to grow or may grow more slowly than expected;
•our ability to effectively market and sell air transportation as a substitute for conventional methods of transportation;
•our ability to enter new markets and offer new routes and services;
•changes in consumer preferences, discretionary spending and other economic conditions;
•reliance on certain customers which could impact our Passenger segment revenue;
•our ability to obtain and maintain adequate facilities and infrastructure;

•the inability or unavailability to use or take advantage of the shift, or lack thereof, to EVA technology;
•the increase of costs and risks associated with international expansion;

Risks Related to Our Dependence on Third-Party Providers
•our reliance on third-party operators to provide and operate aircraft;
•the availability of third-party aircraft operators to match demand;
•disruptions to third-party operators and providers workforce;
•the possibility that our third-party aircraft operators may illegally, improperly or otherwise inappropriately operate our branded aircraft;
•our reliance on third-party web service providers;

Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices
•our ability to address system failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers;
•interruptions or security breaches of our information technology systems, especially with the continued development and increased usage of artificial intelligence (AI);
•our placements within mobile operating systems and application marketplaces;
•our ability to protect our intellectual property rights;
•our use of open source software;

Legal and Regulatory Risks Related to Our Business
•changes in our regulatory environment;
•the impact of any litigation or regulatory investigations that we may be subject to;
•regulatory obstacles in local governments;
•our ability to comply with domestic and foreign privacy, data protection, consumer protection and security laws;
•the expansion of environmental regulation;

Risks Related to Ownership of Our Securities and Being a Public Company
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
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
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company”, “Blade”, “we”, “us”, “our”, and similar terms refer to Blade Air Mobility, Inc.

Part I.
Item 1. Business
Business Overview
Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States and Southern Europe. Based in New York City, Blade’s asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.

Blade currently operates in three key product lines across our Passenger and Medical segments:

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis. This product line previously also included flights in Canada, which we discontinued in August 2024.
•Jet and Other –  Consists principally of revenues from non-medical jet charter, revenue from brand partners for exposure to Blade fliers and certain ground transportation services. This product line previously also included by-the-seat jet flights between New York and South Florida, which we discontinued in November 2023.
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs through our Trinity Organ Placement Services (“TOPS”) offering, launched at the end of 2023.
Our Business Model

Blade leverages an asset-light business model: we primarily utilize aircraft that are owned and/or operated by third parties on Blade’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival. For flights offered for sale by-the-seat, Blade schedules flights based on demand analysis and takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

When utilizing third-party aircraft and/or aircraft operators, we typically pre-negotiate fixed hourly rates and flight times, paying only for flights actually flown, creating a predictable and flexible cost structure. Blade provides guaranteed flight commitments to some of our third-party operators through capacity purchase agreements (“CPAs”), which enable Blade to ensure dedicated access to such aircraft with enhanced crew availability, lower costs and, in many cases, the ability to unlock more favorable rates when flying more than the minimum number of hours we guarantee to the operator. Additionally, a significant portion of Blade trips are flown by safety-vetted operators to whom Blade makes no commitments, providing us with additional flexible capacity for high demand periods.

Over the course of 2024, we acquired ten fixed wing aircraft that are currently dedicated to the Medical segment. We made the decision to invest in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Blade’s oversight. See Item 2. Properties “—Aircraft Assets” in this Annual Report for more information. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators. As part of our broader Medical segment, we also provide technology-enabled solutions to help transplant centers and organ procurement organizations streamline organ evaluation and logistics. This service enhances the efficiency and cost-effectiveness of organ placement, further strengthening our position in the organ transportation industry.

In the year ended December 31, 2024, approximately 47% of Blade’s flight costs were pursuant to CPAs that included flight volume guarantees from Blade. While limited in number, our owned aircraft fleet represents a meaningful portion of our Medical segment operations. Assuming a full year of operations for all ten aircraft, they will account for approximately 17% of Blade’s total company flight costs and nearly one-third of all Medical segment flying, underscoring the strategic impact of our targeted asset ownership approach.

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

In our TOPS business line, where we help our customers evaluate the suitability of potential donor organs for transplant, we primarily compete with transplant centers’ own internal resources or a limited number of specialty firms focused on organ evaluation and placement. We compete primarily on our ability to save our customers money while enabling them to efficiently evaluate a larger number of organ offers for potential transplant. Many of our TOPS customers also utilize our logistics services given the ease of use inherent in our integrated offering, but this is not required. Some of our TOPS competitors also offer logistics services that compete with us or have additional capabilities, including surgical organ recovery, that we do not offer.

The organ transportation industry is rapidly evolving as new technology for organ preservation is introduced. We believe new technology will benefit our business by increasing the overall supply of organs to be transplanted. However, some companies that manufacture organ preservation technology or provide surgical organ recovery, services that we do not currently offer, now also provide bundled organ transportation that competes with us.

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

Human Capital Resources
As of December 31, 2024, we had a total of 322 employees, with 284 individuals working in our operations located in the United States and 38 employees in our operations based in Europe. Among these employees, we had 310 permanent employees and 12 temporary employees. Our workforce consists of 91 employees in our Passenger segment, 199 employees in our Medical segment, and 32 employees in our headquarters functions. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
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
France and Monaco. Our French operations are subject to strict regulation by government agencies in the country, including the Direction Générale de l’Aviation Civile (“DGAC”) and the Autorité de la Concurrence. Our Monégasque operations are subject to a complex and constantly changing regulatory landscape governed by the Direction de l'Aviation Civile de Monaco.

India. The Indian Joint Venture’s operations are regulated by Indian government agencies, including the Airports Authority of India, Ministry of Civil Aviation and Directorate General of Civil Aviation.
Privacy and Data Protection
There are many requirements regarding the collection, use, transfer, security, breach notification, storage, destruction, and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business, compliance with laws governing the use, collection, and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.

We receive, collect, store, process, transmit, share, and use personal information, and other customer data, including health information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. A variety of federal, state, local, municipal, and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information. The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”) broadly defines personal information gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA. Many other states have either passed, proposed or are considering privacy laws similar to, and in some respects more stringent than, the CCPA. The patchwork of privacy laws in the U.S. heightens the cost of compliance, the risks of noncompliance, and the potential for enforcement actions by individual state attorneys general, regulators, and lawsuits brought by private plaintiffs.

In addition, our business may be subject to laws regulating marketing activities by telephone, email, mobile device and the internet, including the CAN-SPAM Act of 2003 and the Telephone Consumer Protection Act of 1991, and federal and state laws prohibiting unfair or deceptive acts and practices, including Section 5 of the Federal Trade Commission Act. The failure to comply with any such laws or regulations can result in fines, penalties, private lawsuits, and other enforcement of non-compliance.

In Canada, the Personal Information Protection and Electronic Documents Act or PIPEDA, and provincial laws, require that companies provide privacy notices to consumers, with some exceptions obtain consent to use personal information, and provide data subject rights to individuals. Moreover, as we offer and advertise our services in Europe and Monaco and are subject to privacy regulations in these foreign jurisdictions. The European Union's General Data Protection Regulation (“GDPR”) and the Monégasque Data Protection Act (“DPA”) are known for their stringent requirements and can pose significant challenges for companies to comply with. The GDPR sets strict standards for the handling of personal data of individuals in the European Economic Area, and noncompliance can result in significant monetary penalties. In Monaco, the DPA provides similar protection for personal data and sets standards for the collection, use, and storage of personal information.
The GDPR imposes obligations on data controllers and data processors that have an establishment in the EU or are offering goods or services to, or monitoring the behavior of, individuals within the EU. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that collect and further process personal data, including requirements relating to processing health and other sensitive data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and the United Kingdom, and stipulates a regime of accountability for processors and controllers. Organizations may be required to appoint a data protection officer who reports to the highest level of management within the business. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the undertaking, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for material and immaterial damages resulting from violations of the GDPR.
The CCPA, GDPR, and other similar laws and regulations require companies to give specific types of notice and, in some cases, permit users to opt out of or obtain informed consent for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring users to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.

The Protected Health Information (“PHI”) that our Medical segment receives is subject to the Health Insurance Portability and Accountability Act, as amended, and implementing privacy, security, and breach notification regulations (“HIPAA”). HIPAA limits the use and disclosure of PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in both paper and electronic form. We are a Business Associate under HIPAA, and may be subject to penalties for, or required to enter into monitoring or resolution agreements for, among other activities, failing to enter into written agreements where required by law and violations of HIPAA, including breaches. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which compromises the privacy or security of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services and the local media in cases where a breach affects 500 or more individuals. Breaches affecting fewer than 500 individuals must be reported to the Department of Health and Human Services (“HHS”) on an annual basis. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit, or otherwise) alleging non-compliance with HIPAA in our maintenance of PHI. In some cases, HIPAA violations have resulted in lawsuits, settlement payments, and actions by state attorneys general to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information.

Healthcare

The procurement and transportation of organs is coordinated by OPOs, which are nonprofit entities that provide or arrange for the transportation of donated organs to transplant centers and that meet certain statutory criteria and performance standards. OPO advisory boards have the authority to recommend policies for the transportation of organs to transplant hospitals. OPOs must meet certain requirements to have their organ procurement services to hospitals covered by Medicare and Medicaid. Hospitals that receive Medicare and Medicaid funding must separately meet certain conditions of participation related to organ, tissue, and eye procurement.

A number of federal and state healthcare laws, generally referred to as fraud and abuse laws, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and in some instances any private health insurance program. Given the breadth of these laws and regulations, they may affect our business, either directly or because they apply to our hospital and other clients. For example, the federal Anti-Kickback Statute (the “AKS”) is broadly worded and prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, in return for or to induce (1) the referral of an individual covered by federal healthcare programs, such as Medicare and Medicaid, to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal healthcare program, or (2) the purchasing, leasing, or ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program. Court decisions have held that the AKS can be violated even if only “one purpose” of remuneration is to induce or reward referrals or other business generated between the parties. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Violations of the AKS include imprisonment for up to ten years, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, potential liability under the federal civil False Claims Act, and significant civil and criminal fines and monetary penalties, plus a civil assessment of up to three times the total payments between the parties to the arrangement.

Under HIPAA, there are additional provisions regarding healthcare fraud and false statements relating to healthcare matters, which if not complied with, could have an impact on our business. The healthcare fraud provision prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. Similar to the AKS, a person or entity no longer needs to have actual knowledge of the healthcare fraud provision or specific intent to violate it in order to have committed a violation. The false statements provision prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violations of these provisions are felonies and may result in fines or imprisonment, or, in the case of the healthcare fraud provision, exclusion from government programs.

Additionally, the Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to: presenting, or causing to be presented, claims, reports, or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent; violating the AKS; making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program; and failing to report and return an overpayment owed to the federal government. Violations of applicable fraud and abuse laws could result in substantial civil monetary penalties that may be imposed under the federal Civil Monetary Penalties Law and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state healthcare programs.

Many states, including certain states in which we conduct our business, have adopted fraud and abuse laws similar to the federal laws described above. Some state fraud and abuse laws apply to items and services reimbursed by any third-party payor, including commercial insurers. For example, several states have anti-kickback and self-referral prohibitions, which may apply regardless of whether the payor for such claims is Medicare or Medicaid and which may affect our ability to enter into financial relationships with certain entities or individuals. A determination of liability under state fraud and abuse laws could result in fines, penalties, and restrictions on our ability to operate in these jurisdictions, administrative sanctions, exclusions from governmental healthcare programs, refund requirements, and disciplinary action by the applicable governmental authority, and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and reputation.
Environmental
Our operators are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which laws are administered by numerous state and federal agencies. We seek representations of compliance with environmental laws from our operators.

Corporate Background
Our predecessor was a special purpose acquisition company incorporated in Delaware in 2019 under the name of Experience Investment Corp. (“EIC”). In 2021, EIC acquired Blade Urban Air Mobility, Inc. (“Old Blade”) and changed its name to Blade Air Mobility, Inc.

Available Information
Our Annual Report on Form 10-K (this “Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the Investor Relations section of our website (https://ir.blade.com/) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act. All of the information on our Investor Relations website is available to be viewed free of charge. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

•our decision to purchase additional aircraft and/or vehicles;

•our launch of new Medical services, passenger routes and/or products;

•the costs and expenses of expanding our U.S. and international operations;

•the extent to which our urban air mobility services are utilized by fliers in the regions we operate;

•the costs incurred in our efforts to develop our brand and improve awareness;

•the costs, timing and outcomes of any future litigation or investigations; and

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

•inappropriate and/or unauthorized use of the Company’s social media channels could cause brand damage;

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

•mistakes, delays or inconsistency in our evaluation of organ offers for customers of our Trinity Organ Placement Services (TOPS); or

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

All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. In addition, passenger demand may be negatively impacted by climate change concerns. As we consider purchasing additional aircraft, there could be additional costs and disclosure requirements if we were to own and/or operate.

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

We have and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships, aircraft, route acquisitions or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We have and may continue to have impairment of intangible assets or goodwill related to our acquisitions. For example, during the year ended December 31, 2024, the Company recognized an impairment charge for the exclusive rights to air transportation services associated with Blade Canada in the amount of $5.8 million, which was included in intangible impairment expense within general and administrative expenses in the consolidated statements of operations and is part of the Passenger segment. The impairment resulted from a modification to the November 30, 2021 agreement with Helijet, effective June 1, 2024, which included an earlier termination date of August 31, 2025 (previously an initial term of five years with automatic renewals for successive two-year periods). During the year ended December 31, 2024, the termination date was subsequently advanced to August 31, 2024.

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

The operation of aircraft is subject to various risks, and demand for air transportation has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade flights, our third-party aircraft operators, aircraft flown by our third-party aircraft operators or Blade-owned aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board (“NTSB”), and are often separated into categories of transportation. Because our services include a variety of transportation methods including both aircraft and ground vehicles, our customers may have a hard time determining how safe our services are, and their confidence in the safety of our services may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services, organ transportation services, air medical transportation or the transportation methods they utilize.

We believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure, or that of our third-party operators, to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, one of our third-party operators’ Blade-branded aircraft, a Blade-owned aircraft, or a type of aircraft in our third-party operators’ fleet that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, which could be attributed, in part, to a lack of sufficient safety auditing, we could be exposed to significant reputational harm and potential legal liability. Blade-branded aircraft have in the past been involved in accidents and despite our best efforts, there can be no guarantee that such events will not occur in the future. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees, a Blade-owned aircraft, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft as used by our third-party operators could create an adverse public perception, which could harm our reputation, resulting in current or prospective customers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.

We may purchase additional aircraft in the future.

Purchasing additional aircraft could change aspects of our business model and include a significant investment that could affect our financial condition, cost structures and cause operational disruptions. Though we intend to continue to service the majority of our demand utilizing aircraft that are owned and operated by third parties, purchasing aircraft represents an evolution of our “asset-light” business model, as there are risks associated with owning or operating any number of aircraft. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft, including as a result of the grounding of aircraft, which could adversely impact our business, operating results, cash flows and financial condition. In addition, we may be required to recognize losses in the future due to a decline in the fair values of certain tangible assets, including these aircraft.

Additionally, we may incur substantial maintenance costs as part of our owning aircraft. Maintaining a fleet of aircraft will require regular maintenance work, which may cause operational disruption. Our inability to perform or to contract timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft.

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

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future if we choose to operate some aircraft directly (either on our own or via the acquisition of a third-party). These risks could endanger the safety of our customers, our employees, third parties, equipment, organs and other medical cargo, and the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers, and survivors of deceased passengers, our Medical customers and property owners.

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

Our Short Distance business concentrated in a small number of metropolitan areas and airports which makes us particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, political, weather, growth constraints, and regulatory conditions or other circumstances affecting these metropolitan areas.

We derive a significant portion of our Short Distance revenue from flights that either originate from or fly into heliports and airports located in or near New York, New York, the South of France and Monaco. As a result of our geographic concentration, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, political, weather, growth constraints, and regulatory conditions or other circumstances in each of these metropolitan areas. A significant interruption or disruption in service at one of the locations where we have a significant volume of flights could result in the cancellation, reduction or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations, and financial condition. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition, and operating results.

Disruption of operations at the airports or heliports where we operate, whether caused by labor relations, utility or communications issues or fuel shortages, could harm our business. Certain governing bodies, airports or heliports may regulate flight operations, such as limiting or restricting the number of landings, which could reduce our operations. Bans or restrictions on our operations or the introduction of any new permitting requirements could similarly impact our business. In addition, demand for our urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport-imposed fees, which would adversely affect our business, financial condition, and operating results.

Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19, or any other similar illness, both due to the risk of a contagious disease being introduced into the metropolitan area through the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19.

Natural disasters, including tornados, hurricanes, floods and earthquakes, wildfires and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards, or snowstorms, may damage or impact our facilities, those of third-party aircraft operators, or otherwise disrupt flights into or out of the airports from which our flights arrive or depart. For example, our Northeast United States operations are subject to severe winter weather conditions. Less severe weather conditions, such as rainfall, snowfall, fog, mist, freezing conditions, or extreme temperatures, may also impact the ability for flights to occur as planned, which could reduce our sales and profitability and may result in additional expenses related to rescheduling of flights.

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

Although aircraft operators are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries (for example, the wars in Ukraine and the Middle East) or specific industry participants, changes in fuel-related governmental policy, tariffs implemented by the U.S. on countries where aircraft fuel is sourced from, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity, or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators or our potentially owned aircraft. The impact of such events may limit our ability to expand internationally, attract and retain fliers and commercial customers, and our third-party aircraft operators’ ability to perform our by-the-seat flights, which could result in loss of revenue and adversely affect our ability to provide our services.

Our insurance, or that of our third-party aircraft operators, may become too difficult or expensive for us or them to obtain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Safe operation of aircraft is primarily the responsibility of our third-party operators and they are primarily held liable for accidents, thus incidents related to aircraft operation are covered by our third-party operators’ insurance. Meanwhile, we maintain general liability aviation premise insurance and non-owned aircraft liability coverage. In addition, we maintain a number of non-aviation insurance policies, including directors’ and officers’ liability insurance, general liability insurance, property insurance, employment practices insurance, cyber insurance, and workers’ compensation insurance, among others.

A limited number of insurance underwriters provide coverage for us and our third-party aircraft operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of aviation accidents and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. Additionally, under the terms of all of our aircraft operating agreements, our third-party aircraft operators have agreed to indemnify us against liability arising from the operation of aircraft and to maintain insurance covering such liability. However, there can be no assurance there will be no challenge to the indemnification rights or that the aircraft operator will have sufficient assets or insurance coverage to fulfill its indemnity obligations.

We believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that our current level of coverage, or that of our third-party operators, will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. If insurance coverage is not available, we may breach regulatory requirements or contractual arrangements requiring that specific insurance be maintained. Further, we expect our insurance costs to increase as we add routes, increase flight and passenger volumes, add owned aircraft to our fleet and expand into new markets. If we decide to purchase additional aircraft and/or operate aircraft, there could be additional insurance costs related to aviation hull, aviation liability, aviation premises, hangar, product, and/or war risk insurance coverages. There is no assurance that insurance carriers would be able to provide us with sufficient insurance coverage or affordable premiums. It is too early to determine what impact, if any, the adoption of EVA will have on our insurance costs.

If the costs of maintaining adequate insurance coverage increase for us or our third-party operators significantly in the future, our operating results could be materially adversely affected and we may have to increase the prices paid by our fliers, which could adversely affect demand for our services and harm our business. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without adequate or any insurance, we could be responsible for paying claims or judgments against us which could adversely affect our results of operations or financial condition.

Risks Related to our Medical Segment

Our reliance on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations and other strategic alliances could adversely affect our business.

We rely significantly on contractual relationships with certain transplant centers, hospitals and Organ Procurement Organizations and other strategic partners and alliances for portions of our Medical product line business, to expand into new markets and deepen our presence in existing markets. In recent years, we have entered into strategic business relationships with, and responded to requests for proposals from, among others, Organ Procurement Organizations, hospitals and transplant centers to increase opportunities for growth in our Medical product line. Our Medical product line growth is highly dependent on the procurement of human organs for transplant by our Medical Customers.

If our Medical Customers cannot procure human organs for transplant or the industry experiences a shortage of human organs, potentially due to the reduction of opioid deaths, motor vehicle deaths, or stricter donor eligibility criteria, we may face challenges in fulfilling our contractual obligations with third-party aircraft and ground operators. This could negatively impact our reputation, ability to generate increased revenue and achieve profitability.

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

Our Medical product line relies on a concentrated number of key Medical Customers, including transplant centers, hospitals, and Organ Procurement Organizations.

A loss of one or more of our key Medical customers, a reduction in their organ procurement activity, or a shift in their transportation preferences could materially impact our revenue and profitability. Additionally, consolidation within the healthcare industry or changes in procurement practices could further increase our dependency on a limited number of customers, heightening the risks associated with customer concentration.

The organ transportation market is highly competitive and some providers benefit from proprietary organ preservation technology or additional capabilities that could put us at a disadvantage.

We compete for organ transportation business primarily on our ability to provide reliable, end-to-end air and ground transportation at competitive pricing. Increasingly, we compete directly with manufacturers of organ preservation equipment that also offer transportation or with providers that offer additional services, such as surgical organ recovery or Normothermic Regional Perfusion, that our customers find valuable. We may face increased competition as our Medical Customers may prefer a streamlined logistics offering, including services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition. Additionally, low-cost transportation alternatives, such as drones or other emerging logistics technologies, could further intensify competition and impact our market position.

Furthermore, the organ transportation market is highly regulated and continually evolving. In order to continue to offer competitive organ transport solutions, we have pursued, and may continue to pursue, acquisitions related to our Medical segment. All future acquisitions are subject to various conditions, including regulatory approvals. Acquisitions may encounter intense scrutiny under federal and state antitrust laws. Any delays, injunctions, conditions or modifications by any government agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. Additionally, as we expand our Medical offerings, we have been in the past, and could be in the future, the subject of anticompetitive litigation by the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”) and the Department of Health and Human Services (“HHS”).

Our business depends on the availability of organ donors and viable donor organs, which are influenced by factors beyond our control, and any decrease in the availability of viable donor organs could have a material adverse effect on demand for our services and results of operations.

The success of our medical transport operations relies on the continued availability of organ donors and viable donor organs. The supply of donor organs is subject to numerous factors outside our control, including changes in organ donation rates, advancements in medical technology, legislative, regulatory or policy changes affecting organ procurement and allocation, and shifts in public attitudes toward organ donation. Additionally, unforeseen events such as pandemics, public health crises, or changes in accident rates may impact the availability of donor organs. If the supply of viable organs declines or if legislative, regulatory or policy changes limit our ability to efficiently transport them, our medical transport business could be adversely affected, which could negatively impact our financial condition and growth prospects.

Reimbursement and funding for medical transport services may be insufficient, adversely affecting our revenue and profitability.

Our ability to generate revenue from our medical transport services, depends on our customers’ ability to secure adequate reimbursement and funding from government programs, private insurers, and other third-party payers. If transplant centers and/or Organ Procurement Organizations are unable to obtain sufficient reimbursement for the costs associated with organ transport, our business could be adversely affected. In the U.S., reimbursement for these services may be influenced by Medicare, Medicaid, and private insurers, which have substantial discretion over what is considered “reasonable and necessary.” A lack of adequate reimbursement could limit demand for our services, particularly if there is insufficient data supporting the benefits of organ transport. In markets where reimbursement for organ transport services is unavailable or limited, hospitals and transplant centers may seek more cost-effective alternatives, reducing our potential revenue.

Even if existing reimbursement and funding arrangements from government programs and third-party payers currently make our services or related products cost-effective for hospitals, these laws and regulations are subject to change. Ongoing efforts by governments, insurance companies, and other payers to contain or reduce healthcare costs could result in legislative or regulatory reforms that significantly reduce or eliminate reimbursement for the services we provide, including organ transport or any related devices.

If hospitals or transplant centers in the U.S. are unable to obtain sufficient reimbursement or funding for our services, they may lack the economic incentives to continue using them. Additionally, if hospitals or surgeons determine that the benefits of our services do not justify the cost, our business could be adversely affected, which could negatively impact our financial condition and growth prospects.

The transport of organs involves numerous risks and delivery failures could expose us to liability and have a material adverse effect on our business and reputation.

Our medical transport operations, rely on precise timing and coordination to ensure the viability of organs for transplantation. Organs have strict ischemic time limits, meaning any delays—whether due to weather conditions, air traffic control restrictions, aircraft availability, maintenance issues, or logistical inefficiencies—could result in compromised organ quality, rendering them unusable. Even minor deviations from planned timelines can significantly reduce the chances of a successful transplant, potentially leading to adverse patient outcomes and reputational damage.

Beyond delays, improper handling, temperature deviations, or failure to maintain required storage conditions during transport could further impact organ viability. Malfunctions in equipment, software failures, or human errors in monitoring transport conditions could compromise organs. Any such incidents could result in liability claims, regulatory scrutiny, and financial repercussions. Additionally, failures in organ delivery could damage our reputation and erode trust with hospitals, Organ Procurement Organizations, and transplant centers, potentially jeopardizing future partnerships.

While we employ rigorous operational protocols, including redundancies in transport routes, temperature-controlled storage solutions, and close coordination with medical teams, the inherent unpredictability of medical transport presents ongoing risks.

Advancements in technology could make ground or commercial air transport of organs more viable, reducing the need for our private air transportation services.

Our business depends in part on the demand for private air transportation of organs for transplant. However, advancements in medical preservation technology or improvements in commercial air logistics could reduce the need for our services. Innovations such as enhanced organ preservation techniques, longer viability windows for donor organs, or dedicated organ transport networks using commercial carriers could shift demand away from private air transport. If these or other technological developments decrease the reliance on our medical transport services, our business, financial condition, and growth prospects could be adversely affected.

The provision of healthcare services is a heavily regulated industry and our medical transportation operations and services may be impacted by regulatory changes, legislative reforms, and civil or criminal enforcement actions.

Healthcare policy changes, including recently enacted or potential future legislation reforming the U.S. healthcare system, could harm our business, financial condition, and results of operations. The U.S. federal and state governments continue to propose and implement healthcare legislation and regulatory changes that may impact the availability, cost, and reimbursement of medical transportation services, including organ procurement logistics. Ongoing healthcare reform efforts, particularly those related to organ procurement and transplantation, could materially affect our business, financial condition, and results of operations. For example, the Centers for Medicare & Medicaid Services (CMS) issued regulations in 2020 and 2021 revising Medicare conditions of participation for organ procurement organizations and adjusting organ acquisition payment policies for transplant centers, donor hospitals, and organ procurement organizations. Additionally, the 2023 Securing the U.S. Organ Procurement and Transplantation Network Act granted the Health Resources and Services Administration (HRSA) increased oversight over the Organ Procurement and Transplantation Network (OPTN), including establishing an independent board, allowing both for-profit and non-profit entities to participate in contracts, and removing funding caps.

Future federal or state healthcare legislation, regulations, and policies may further impact coverage and reimbursement for organ procurement and medical transport services. Any reduction in reimbursement rates, limitations on coverage, or other regulatory changes could decrease demand for our services and exert downward pressure on pricing. Such changes could materially and adversely impact our operations, financial condition, and overall business performance. Current proposals and directives to change or modify the implementation of such laws and regulations, whether legislative, regulatory, or in the form of executive orders or other executive actions, create areas of uncertainty and, if such proposals are enacted or actions are implemented, may create the potential for material adverse impacts on our business.

Changes in Medicare reimbursement policies, increased enforcement of healthcare regulations, or modifications to applicable laws could impact our customers' ability to receive reimbursement, which may, in turn, affect demand for our services. Additionally, evolving regulatory interpretations or heightened scrutiny of business arrangements in the healthcare sector could require us to modify our operations, increase compliance costs, or expose us to potential liability. Any failure to comply with applicable laws and regulations, even inadvertently, could result in significant penalties, reputational harm, or other adverse effects on our business. Our business is governed by comprehensive federal, state, and local laws and regulations relating to the healthcare industry. Though we are not directly reimbursed by Medicare for any of our services, our customers—including healthcare providers and organ procurement organizations—are often reimbursed by Medicare for a portion of the services we provide to them. As a result, we may be subject to various healthcare regulations, including the federal Anti-Kickback Statute, the Stark Law, the False Claims Act, and other fraud, waste, and abuse laws. The federal Anti-Kickback Statute prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of individuals for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or other governmental health programs or in return for the purchase, lease, or order of items or services, or arranging for or recommending the purchase, lease or order of any good, facility, item or service that is covered by Medicare or other federal governmental health programs. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to healthcare reimbursement. Sanctions for violating federal and state anti-kickback laws may include criminal and civil fines and exclusion from federal and state healthcare programs. While there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have specific intent or knowledge to violate in order to have committed a violation, and a claim including an item or a service resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA described below.

The federal false claims laws, including the civil FCA, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, for knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or for knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. We may be subject to audits, reviews and investigation of our practices and arrangements and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. Further, the FCA can be enforced by private citizens through civil qui tam actions.

Risks Related to our Passenger Segment

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

Our more recent entry into the European market presents the risk of limited brand recognition in this region. As a result, the lack of brand recognition may result in difficulties in gaining and retaining fliers and building partnerships with local entities. In addition, competition in this new market may be strong, with established players and new entrants offering similar services. The potential intense competition and limited brand recognition could make it difficult for us to establish a strong market position and generate profitable returns.

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

Historically, we have made, and expect that we will need to continue to make, significant investments and implement strategic initiatives in order to attract new fliers, such as flier acquisition campaigns and the launching of new scheduled routes. These investments and initiatives have not always been and may not in the future be effective in generating sales growth or profits. In addition, marketing campaigns can be expensive and may not result in the acquisition of additional fliers in a cost-effective manner, if at all. As our brand becomes more widely known, future marketing campaigns or brand content may not attract new fliers at the same rate as past campaigns or brand content. If we are unable to attract new fliers, our business, financial condition, and results of operations will be adversely affected.

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

The urban air mobility industry is still developing and evolving, but we expect it to be highly competitive. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. For example, some multimodal transportation providers and even commercial airlines have expressed interest in air mobility, and Uber Technologies, Inc. has a significant investment in a company that is developing EVA. Moreover, potential manufacturers of EVA may choose to develop vertically integrated businesses, or they may contract with competing air mobility service providers rather than entering into operating contracts with us or our third-party operators, which would be a threat to our business. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national helicopter or heliport operations that we rely on to offer our urban air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the urban air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country.

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

A portion of our revenue in the Jet and Other product is concentrated in a small number of jet charter customers. The jet charter market is vulnerable to changes in consumer preferences, discretionary spending, and other economic factors that can affect these customers’ decision to charter with us or to pursue other transportation methods, including purchasing personal aircraft to meet their air transportation needs.

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

EVA involves a complex set of technologies, which we rely on original equipment manufacturers (“OEMs”) to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers or cargo, OEMs must receive requisite approvals from federal transportation authorities. No EVA are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all. In order to gain government certification, the performance, reliability, and safety of EVA must be proven, none of which can be assured. Even if EVA are certified, individual operators must conform EVA to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business.

Additional challenges to the adoption of EVA, all of which are outside of our control, include:

•market acceptance of EVA;

•our ability to utilize EVA, some of which are being developed by manufacturers that intend to purse a business model that is vertically integrated with direct-to-consumer sales and may be competitive with our offerings;

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

We have started expanding our Passenger segment internationally. In 2019, we entered into a joint venture in India (our “Indian Joint Venture”), in 2021, we expanded into Canada through the acquisition of the exclusive rights to Helijet International, Inc.’s passenger transportation services, in 2022, we expanded into Europe (France, Switzerland and Monaco) through the acquisition of the passenger transportation services of Héli Sécurité, Azur Hélicoptère and Monacair, and we may continue to expand our international operations into new countries. Operating outside of the United States has and may continue to require significant management attention to oversee operations across a broad geographic area with varying regulations, customs and cultural norms, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We have, and may, incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

As of December 31, 2024, our European market expansion has incurred integration issues and losses, resulting in an impairment of the carrying values of the purchased intangible assets related to our acquisition of the passenger transportation services of Héli Sécurité, Azur Hélicoptère and Monacair. The acquisition involved estimates, assumptions, and judgments, and results have varied from our expectations, and may continue to vary, due to slower than expected business integration, lower than anticipated operating results of the European expansion and our expectation of delays in the commercialization of EVA for use in Europe.

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

We recently exited the Canadian market and fully impaired the value of the acquisition. While our exit agreement includes provisions to seek future collaboration with Helijet International, Inc. following the introduction of eVTOL, such provisions are subject to mutual agreement on business terms, and there is no guarantee that we will reach a satisfactory agreement to re-enter the Canadian market.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may increase our risks related to compliance with various laws and standards, including with respect to anti-corruption, anti-bribery, trade agreements, and trade and economic sanctions.

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

Transportation for the hearts, lungs and livers that make up the vast majority of our Medical product line is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests is the primary metric by which Medical Customers evaluate our performance. The short turnaround times required in our Medical product line necessitate dedicated aircraft and crews. Historically, the combination of our Passenger and Medical demand has been enough to incentivize operators to provide dedicated aircraft and crews for this purpose, but there is no guarantee that will continue, particularly if demand for private aircraft continues to increase. As a result, we may need to own and/or operate additional aircraft in the future in order to maintain access to the number of aircraft required to support or growing business; ownership and operation of aircraft would result in additional risks.

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

We rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit and store personal and financial information, proprietary information of our business, and also allow us to coordinate our business across our operation bases, and allow us to communicate with our employees and externally with customers, suppliers, partners, and other third parties. While we believe we take reasonable steps to secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data, especially with the continued development and increased usage of artificial intelligence, may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, could result in damage, disruptions, or shutdowns to our platform. The rapid evolution of artificial intelligence may require us to allocate additional resources to help implement artificial intelligence ethically in order to minimize unintended or harmful impacts and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

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

•restrictions on airport operations, such as restrictions on the use of airports, heliports or aircraft routes; and

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

Any significant reduction in air traffic capacity at and in the airspace serving key airports in the United States or Internationally could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in the National Airspace System and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies and staffing shortages, have resulted in short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. Outdated technologies and staffing shortages may also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017 respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace. Regulatory responses to aviation accidents, including route closures or airspace restrictions, could further amplify these challenges. For example, after a 2025 mid-air collision between a military helicopter and a commercial passenger aircraft near Ronald Reagan Airport in Washington, D.C., authorities immediately shut down helicopter routes in the vicinity and announced plans to reassess other helicopter routes near major commercial airports.

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

We could be subject to litigation or regulatory investigations, which may be expensive and could divert management attention.

Our business is exposed to various litigation and regulatory risks. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action or state stockholder lawsuits have often been instituted against publicly traded companies. We have been, and may in the future be, subject to such litigation as well as other regulatory proceedings, including Section 220 Books and Records Demands, which could be used to file a derivative lawsuit against directors and officers. In addition, we have in the past, and may in the future become, involved in legal actions and claims related in the ordinary course of business related to breaches of contracts, wrongful termination, injury, creation of a hostile workplace, discrimination, wage and hour, employee benefits, sexual harassment and other employment issues. For additional information about litigation matters, see the section in this Annual Report entitled “Business-Litigation”.

The existence of litigation, claims, investigations and proceedings may harm our reputation, limit our ability to conduct our business in the affected areas and adversely affect the trading prices of our stock and/or other securities. The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could result in substantial costs and divert our management’s attention and resources from other business concerns, which could significantly impact our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments, incur legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate. Furthermore, prolonged or complex investigations, even if they do not result in regulatory or other proceedings or adverse findings, may result in significant costs that may not be covered by insurance and in diversion of employee resources.

We may be blocked from or limited in providing or offering our services in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.

We face regulatory obstacles, including those lobbied for by local government, which could prevent us from operating our urban air mobility or Medical services. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations or the types of services we offer in general are successful, or we or third-party aircraft operators are required to comply with more stringent or costly regulatory requirements, or other requirements applicable to air transportation services, our revenue and growth could be adversely affected.

We currently operate passenger terminals out of several airports and heliports throughout the Northeast United States. These facilities are strategically located in close proximity to heavily populated areas. If these airports or heliports were to restrict access for certain types of air transportation, our passenger volume and utilization rates may be significantly adversely impacted and certain existing or planned future routes may cease to be profitable for us to operate. New York has a limited number of hangar and helipad sites, which may limit our ability to expand operations to other locations within the state or region. While we do not require hangar space to operate our business, the availability of nearby hangar space is advantageous to allow our third-party aircraft operators to effectively support our business. In addition, some constituents near certain key heliports and airports, and the elected officials representing them, are concerned about noise generated by helicopters. Some of these communities have proposed new rules and legislation to reduce or eliminate helicopter flights from key Blade service areas, including Manhattan, Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez. For example, proposed legislation at the city and state levels in New York has sought to limit helicopter flights and challenge operations, including proposed legislation at the state level that would assess additional taxes on helicopter and seaplane flights and proposed legislation at the city level that would restrict non-essential helicopter operations at city heliports to helicopters powered fully by electric engines. While we do not anticipate the currently proposed state or city level legislation becoming effective this year, or at all, there can be no assurance that this or similar legislation will not be imposed on our operations in the future. Local and national regulatory bodies in France, including the local governments of Cogolin, Gassin, Grimaud, Ramatuelle and St. Tropez, have historically, and will continue to impose daily and weekly limitations on the frequency of helicopter movements from landing zones within their respective geographical areas. Moreover, the Town Board of the Town of East Hampton, New York attempted to place additional restrictions on the use of the East Hampton Airport, following the expiration of FAA grant assurances in September of 2021, including the temporary closure of the airport. On February 15, 2022, the Company filed and others filed a petition in the Supreme Court of the State of New York, County of Suffolk, alleging that the plan to close the East Hampton Airport violates New York’s Environmental Quality Review Act and Article 78 of New York’s Civil Practice Law and Rules. The court granted a temporary restraining order, which the respondents unsuccessfully tried to modify or partially stay. The court later consolidated this case with two other similar cases and on October 19, 2022 the court granted our and other petitioners’ petitions in their entirety, which led to the respondents filing of Notice of Appeal. This litigation is still pending. If these or any similar efforts are successful, our business would be severely impacted and our growth opportunities in such areas may be reduced.

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

The California Privacy Protection Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA), provides data privacy rights for consumers in California and operational requirements for companies doing business in California. Compliance with these obligations depends in part on how the regulators responsible for enforcing the CCPA interpret and apply them. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. We believe that the personal information we collect from California residents that use our app, the air transportation services we have offered in California in the past, and direct marketing to California residents for those services, as well as our plans to offer future services in California, have made and in the future will make Blade subject to compliance with CCPA. Many other states have either passed, proposed or are considering privacy laws similar to, and in some respects more stringent than, the CCPA. The patchwork of privacy laws in the U.S. heightens the cost of compliance, the risks of noncompliance, and the potential for enforcement actions by individual state attorneys general, regulators, and lawsuits brought by private plaintiffs.

Moreover, as we offer and advertise our services in Europe and Monaco, it is important to acknowledge the impact of privacy regulations in these foreign jurisdictions which we are subject to. The European Union’s General Data Protection Regulation (“GDPR”), and Monaco’s Act No. 1.054 on the Protection of Personal Data (“DPA”) impose stringent requirements and can pose significant challenges for companies to comply with. Complying with such privacy regulations requires increased expenditure in human and financial resources which may negatively impact the financial conditions of our foreign operations.

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

HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (“PHI”) and require business associates to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of PHI entrusted to us, we could be found to have breached our contracts with our customers and/or be subject to investigation by the HHS Office for Civil Rights (“OCR”). We may also be required to notify government authorities, individuals, the media, and other third parties in connection with a security incident or breach involving PHI or other personally identifiable information. In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have developed and are implementing policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our Medical segment. Further, the FTC has prosecuted certain uses and disclosures of personal information and data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act or under the FTC Health Breach Notification Rule.

Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.

In recent years, there has been heightened interest from regulators, investors and other stakeholders on sustainability matters, including carbon emissions and energy use, and related disclosures. New and emerging regulatory initiatives, particularly in the E.U., related to climate change and sustainability matters, could adversely affect parts of our business. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and increasing the costs of our operations by us or our third-party aircraft operators. Furthermore, expanding expectations for mandatory or voluntary reporting, diligence, and disclosure on topics such as environmental impact, could expand the nature, scope, and complexity of matters that we are required to control, assess and report on. These changing rules, regulations and stakeholder expectations may result in increased expenses and increased management time and attention spent complying with or meeting such regulations and expectations.

Risks Related to Ownership of Our Securities and Being a Public Company

We have in the past and may in the future identify material weaknesses in our internal control over financial reporting.

In order to maintain effective internal control over financial reporting, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow for management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. In the past, we have identified material weaknesses in our internal control over financial reporting which we have remedied. If we, or our independent registered public accounting firm, identify deficiencies in our internal control over financial reporting in the future that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, we may be required to restate those financial statements, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources and otherwise could have a material adverse effect on our business, financial condition or results of operations.

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

SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of SOX (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for listing of our common stock on the Nasdaq.

Our Warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We are accounting for both the Public Warrants and the Private Placement Warrants as a warrant liability. At each reporting period, the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and the fair value of the liability of the public and private warrants will be remeasured. The change in the fair value of the liability will be recorded as other income (expense) in our consolidated statement of operations. The value of the liability related to the Warrants is determined by the warrants’ market price, which is driven mainly by the share price of our common stock. Changes in the warrants’ market price may have a material impact on the estimated fair value of the embedded derivative liability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on the share price of our common stock. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. See Note 2, 13 and 14 to the consolidated financial statements for additional information.

The price of our securities may change significantly, and you could lose all or part of your investment as a result.

The trading price of our common stock and Warrants has been and in the future may again be volatile. Since 2020, the stock market has experienced extreme volatility. This volatility is often unrelated or disproportionate to the operating performance of particular companies. An investor might not be able to resell shares or Warrants at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Growth Strategy”. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

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

In addition, the shares of common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. As of December 31, 2024, approximately 8,400,498 shares of our common stock were reserved for future issuance under our 2021 Omnibus Incentive Plan.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Governance, Risk Management and Strategy
Blade’s cybersecurity risk management processes are integrated into our broader risk management framework, Blade’s cybersecurity is overseen by our senior management team, comprising leaders from Information Technology, Product Development, Finance, Human Resources, and Legal departments. Our Chief Financial Officer, Vice President of Engineering and the Audit Committee of our Board of Directors conduct quarterly reviews of the organization's cybersecurity posture, with additional meetings when specific situations arise. The Company has processes in place to update the Board in the event of a material cybersecurity incident.

The Board of Directors has delegated primary responsibility for cybersecurity risk assessment and management to the executive management team. Within this framework, the Director of Cybersecurity and Vice President of Engineering jointly oversee the company's cybersecurity operations and lead the cybersecurity leadership team. The Director of Cybersecurity, who possesses more than 25 years of experience in information technology and cybersecurity, directs the implementation of IT strategy and services across the Company's operations. The Vice President of Engineering, also with more than 25 years of relevant experience, maintains supervisory authority over the Director of Cybersecurity's functions.

Discussions in these meetings cover issues important to Blade’s cybersecurity, which may include:
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
•Disaster Recovery and Business Continuity: Readiness and plan effectiveness’; and
•Performance Metrics: Effectiveness of security posture.

We engage leading cybersecurity firms to enhance our security posture. Additionally, we regularly undergo independent third-party security assessments and audits to evaluate and strengthen our cybersecurity controls and practices. We maintain formal processes to oversee our third-party service providers, including regular security reviews and continuous monitoring to identify and mitigate potential cybersecurity risks associated with these relationships.

The company maintains safeguards including employee training, incident response reviews and exercises, cybersecurity insurance, and business continuity plans to protect its assets. Processes are regularly reviewed by internal and external experts. A third-party cybersecurity monitoring and protection service is used to detect and respond to threats, helping minimize disruption to business and operations.

To date, the Company has not experienced any material cybersecurity incidents and expenses incurred from cybersecurity incidents were immaterial (including penalties and settlements, of which there were none). For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors “—Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices” in this Annual Report, which are incorporated by reference into this Item 1C.
Item 2. Properties
Offices and Branded Terminals
Our corporate headquarters is located in New York, New York. We use this facility for finance and accounting, legal, talent management, technology, marketing, sales and other administrative functions. We also maintain, primarily for the Passenger segment, branded terminals for the use of Blade fliers and customer experience personnel pursuant to leases, licenses or permits with operators of various heliports and airports in New York, New York, Newark, New Jersey, Cannes, France, Nice, France and Monte Carlo, Monaco. Our wholly-owned subsidiary Trinity, which is part of the Medical reporting segment, operates from Chandler, Arizona, Blade Europe, which is part of the Passenger reporting segment, operates from offices in Cannes, France and Monte Carlo, Monaco.

Aircraft Assets
As of December 31, 2024, we owned nine Hawker 800 series midsize jets, all of which are dedicated to Blade’s Medical segment. Additionally, in 2024, we purchased a tenth aircraft and assumed full operational control, though legal title remains with the seller, M&N, who also operates the aircraft. The purchase price has been fully paid and is held as a deposit until title transfer to Blade, which is expected in 2025. This aircraft has been in service for Blade since late September 2024.

Our fleet has an average age of 26 years and an average seating capacity of 8 seats per aircraft. Our fleet is painted in white with varying stripe colors, and all aircraft display the “Blade” logo in black or blue. These aircraft are operated and maintained by third-party service providers under Blade’s oversight and are strategically based across key airports in Bedford, Massachusetts; Teterboro, New Jersey; Scottsdale, Arizona; and Denver, Colorado to support our operations efficiently. All aircraft undergo routine maintenance, inspection and certification processes, which may, at times, require temporary relocation to third-party maintenance facilities. All aircraft are maintained in accordance with FAA regulations and industry standards to ensure operational safety and reliability.

In addition to the ten aircraft discussed above, Blade has contractual relationships with various aircraft operators to provide aircraft service under CPAs, some of which contain embedded aircraft leases. Under these CPAs, the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. See Note 6 to the consolidated financial statements included in this Annual Report for additional information.
Item 3. Legal Proceedings

In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of December 31, 2024, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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
Holders

On March 3, 2025, the Company had 28 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividends Policy
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2024, we did not purchase any of our securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report and Note 7 to the consolidated financial statements included in this Annual Report for additional information.
Item 6. [Reserved]
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

Overview

Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States and Southern Europe. Based in New York City, Blade’s asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.

Blade operates in three key product lines across two segments (see Note 8 to the consolidated financial statements included in this Annual Report for further information on reportable segments):

Passenger segment

•Short Distance – Consisting primarily of helicopter and amphibious seaplane flights in the United States and Europe between 10 and 100 miles in distance. Flights are available for purchase both by-the-seat and on a full aircraft charter basis. This product line previously also included flights in Canada, which we discontinued in August 2024.
•Jet and Other –  Consists principally of revenues from non-medical jet charter, revenue from brand partners for exposure to Blade fliers and certain ground transportation services. This product line previously also included by-the-seat jet flights between New York and South Florida, which we discontinued in November 2023.
Medical segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs through our Trinity Organ Placement Services (“TOPS”) offering, launched at the end of 2023.
Seats Flown
We define “Seats flown — all passenger flights” (Seats Flown) as the total number of seats purchased and flown by paying passengers on all flights, whether sold by-the-seat or within a charter arrangement. Our long-term consumer-facing strategy is primarily focused on growth in by-the-seat products, and we believe that Seats Flown is an important indicator of our progress in executing on this growth strategy. This metric is not always directly correlated with revenue given the significant variability in the price we charge per seat flown across our various products and routes. For products and routes sold by-the-seat, we fly significantly more passengers at a low price per seat; which is captured by Seats Flown. Passenger revenue is heavily influenced by the Jet and Other product lines where we typically fly fewer passengers over long distances at a high price. We believe the Seats Flown metric is useful to investors in understanding the overall scale of our Passenger segment and trends in the number of passengers paying to use our service.

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Year Ended December 31,
	2024	2023
Seats flown – all passenger flights (1)	94,733	95,781
(1) Prior year amounts have been updated to conform to current period presentation.
We discontinued our operations in Canada on August 31, 2024. As a result, the Seats Flown metric above excludes activity in Canada for the years ended December 31, 2024, and 2023. The Seats Flown in Canada amounted to 36,465 and 55,924 for the years ended December 31, 2024 and 2023, respectively.
Our Business Model

Blade leverages an asset-light business model: we primarily utilize aircraft that are owned and/or operated by third parties on Blade’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Blade at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival. For flights offered for sale by-the-seat, Blade schedules flights based on demand analysis and takes the economic risk of aggregating fliers to optimize flight profitability, providing predictable margins for our operators.

When utilizing third-party aircraft and/or aircraft operators, we typically pre-negotiate fixed hourly rates and flight times, paying only for flights actually flown, creating a predictable and flexible cost structure. Blade provides guaranteed flight commitments to some of our third-party operators through capacity purchase agreements (“CPAs”), which enable Blade to ensure dedicated access to such aircraft with enhanced crew availability, lower costs and, in many cases, the ability to unlock more favorable rates when flying more than the minimum number of hours we guarantee to the operator. Additionally, a significant portion of Blade trips are flown by safety-vetted operators to whom Blade makes no commitments, providing us with additional flexible capacity for high demand periods.

Over the course of 2024, we acquired ten fixed wing aircraft that are currently dedicated to the Medical segment. We made the decision to invest in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Blade’s oversight. See Item 2. Properties “—Aircraft Assets” in this Annual Report for more information. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

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

The organ transportation market is highly competitive and we compete for organ transportation business primarily on our ability to provide reliable, end-to-end air and ground transportation at competitive pricing. Increasingly, we compete directly with manufacturers of organ preservation equipment that also offer transportation or with providers that offer additional services, such as surgical organ recovery, that our customers find valuable. We may face increased competition as our Medical Customers may prefer a streamlined logistics offering. We have responded to customer demand by introducing new services, such as our TOPS offering, whereby we assist customers in evaluating the suitability of potential donor organs for transplant, but they may demand services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

Historically, our significant demand for both Passenger and MediMobility Organ Transport flight capacity has been enough to incentivize operators to provide aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Periods of increased demand for private jets have historically led to increased charter costs and more limited availability in the spot jet charter market. Although this has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices in recent periods, jet charter, which makes up the majority of our Jet and Other product line, is highly competitive and volumes and pricing have historically been significantly influenced by overall market supply and demand.
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

Passenger Expansion into New Geographic Markets

Our Passenger segment growth plan is focused on dense urban areas, primarily those with existing air transportation infrastructure that are facing increasing ground congestion. For example, in 2022, we acquired the entities that we collectively refer to as “Blade Europe”, which operate in Southern France and Monaco. Blade Europe acts as the air charter broker and/or reseller of air transportation services operated and provided by our operator partners for routes in Southern France, Monaco, Italy and Switzerland. Growth in our Passenger segment will depend in part on our ability to successfully enter into new markets, create and introduce new routes, and expand our existing routes by adding more frequent flights. In these areas, our urban air mobility services can provide the most time savings for our fliers, and given the short distances involved, costs for our services can be comparable to luxury, private car services. Significant changes to our existing routes or the introduction of new and unproven routes may require us to obtain and maintain applicable permits, authorizations, or other regulatory approvals. In addition, EVA may be commercially viable sooner in these markets given that battery technology constraints may limit the range of early models. Large urban markets with existing heliport infrastructure should be able to accommodate EVA while other cities may need several years to permit and build such infrastructure.

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
Development, approval and acceptance of EVA for commercial service

We intend to leverage the expected lower operating costs of EVA versus helicopters to reduce the price for our flights. Additionally, we expect the reduced noise footprint and zero carbon emission characteristics of EVA to allow for the development of new vertiports in our existing and new markets. However, EVA involves a complex set of technologies, which we rely on OEMs to develop and our third-party aircraft operators to adopt. However, before EVA can fly passengers or cargo, OEMs must receive requisite approvals from federal transportation authorities. No EVA aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that OEM research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all. In order to gain government certification, the performance, reliability, and safety of EVA must be proven, none of which can be assured. Even if EVA aircraft are certified, individual operators must conform EVA aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly EVA aircraft, which could contribute to delays in any widespread use of EVA and potentially limit the number of EVA operators available to our business. There is no assurance that research and development will result in government certified aircraft that are market-viable or commercially successful in a timely manner, or at all.
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

Jet and Other revenue has historically been stronger in the first and fourth quarter (Q1 and Q4) given that our by-the-seat jet service between New York and South Florida has historically operated only between November and April. We discontinued this service in November 2023.

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
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company's owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
Software Development
Software development expenses consist primarily of staff costs, stock-based compensation costs and capitalized software amortization costs.
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, intangibles amortization, depreciation, establishment costs, impairment of intangible assets, directors and officers insurance costs, pilot training costs for owned aircraft, professional fees and credit card processing fees.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue
	(in thousands, except share and per share data)
Revenue	$248,693	100%	$225,180	100%

Operating expenses
Cost of revenue	189,774	76%	183,058	81%
Software development	3,184	1%	4,627	2%
General and administrative	81,711	33%	95,174	42%
Selling and marketing	7,950	3%	10,438	5%
Total operating expenses	282,619	114%	293,297	130%

Loss from operations	(33,926)		(68,117)

Other non-operating income (expense)
Interest income	7,214		8,442
Change in fair value of warrant liabilities	(850)		2,125
Realized gain from sales of short-term investments	—		8
Total other non-operating income	6,364		10,575

Loss before income taxes	(27,562)		(57,542)

Income tax benefit	(255)		(1,466)

Net loss	$(27,307)		$(56,076)

Net loss per share, basic and diluted	$(0.35)		$(0.76)
Weighted-average number of shares outstanding, basic and diluted	77,499,423		73,524,476

Comparison of the Years Ended December 31, 2024 and 2023

Revenue
Disaggregated revenue by product line was as follows:

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$72,203	$70,700	2.1%
Jet and Other	29,673	27,876	6.4%
MediMobility Organ Transport	146,817	126,604	16.0%
Total Revenue	$248,693	$225,180	10.4%

For the years ended December 31, 2024 and 2023, revenue increased by $23.5 million or 10.4%, from $225.2 million in 2023 to $248.7 million in 2024.
Short Distance revenue increased by $1.5 million or 2.1% from $70.7 million in 2023 to $72.2 million in 2024. Growth in Short Distance was primarily driven by growth in our Hamptons seasonal service for a $2.6 million increase, growth in our New York airport transfer products, including annual pass activity, for a $1.5 million increase, and increased volumes of Northeast helicopter charters for a $1.5 million increase. This was partially offset by the discontinuation of the Canada routes on August 31, 2024 for a $4.1 million decrease.

Jet and Other revenue increased by $1.8 million, or 6.4%, from $27.9 million in 2023 to $29.7 million in 2024. This increase was driven by a $4.7 million growth in jet charters, higher brand partnership revenues for $0.4 million, and revenue from the introduction of the new seasonal Hamptons Streamliner Bus in the current year period for $0.3 million. This was partially offset by a $3.9 million decrease attributable to the discontinuation of our seasonal by-the-seat jet service between New York and South Florida.
MediMobility Organ Transport revenue increased by $20.2 million or 16.0% from $126.6 million in 2023 to $146.8 million in 2024. The growth was driven primarily by $8.3 million attributable to the addition of new hospital clients, including for our TOPS organ placement service, and higher revenue from existing clients of $16.2 million related to higher volumes, higher revenue per trip and higher ground revenue. Growth in revenue from existing clients was partially impacted by reduced repositioning flight hours due to positioning own aircraft closer to our clients, providing efficiencies and improved service for our customers. Those increases were further offset by a $4.3 million decrease due to one temporary customer we supported only in the 2023 period. Excluding the impact of the temporary customer, revenue would have grown 20% versus the 2023 period.
Cost of Revenue

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Cost of revenue	$189,774	$183,058	3.7%
Percentage of revenue	76%	81%

For the years ended December 31, 2024 and 2023, cost of revenue increased by $6.7 million, or 3.7%, from $183.1 million during 2023 to $189.8 million in 2024 driven by increased flight volume.
Cost of revenue as a percentage of revenues decreased by 5 percentage points from 81% to 76%, attributable primarily to: a mix-shift to dedicated aircraft in the Medical segment, which operate at enhanced economies of scale; increased revenue per flight hour in our Medical segment; improved pricing with improved load factor in our Hamptons by-the-seat product and in our New York airport transfer products; and improved pricing in jet charter flights compared to the prior year period.

Software Development

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Software development	$3,184	4,627	(31.2)%
Percentage of revenue	1%	2%
For the years ended December 31, 2024 and 2023, software development costs decreased by $(1.4) million, or (31.2)%, from $4.6 million during 2023 to $3.2 million in 2024. This decrease was primarily due to a higher proportion of software development costs being capitalized in 2024 rather than expensed. Specifically, in 2024, we had more software development projects that reached technological feasibility. Additionally, stock-based compensation costs decreased by $0.4 million, contributing to the overall decrease.
General and Administrative

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
General and administrative	$81,711	$95,174	(14.1)%
Percentage of revenue	33%	42%
For the year ended December 31, 2024 and 2023, general and administrative expense decreased by $(13.5) million, or (14.1)%, from $95.2 million in 2023 to $81.7 million in 2024.

The primary drivers for the decrease were: a $20.8 million decrease in impairment expense related to Blade Europe’s intangible assets in the prior year period, a $9.7 million decrease attributable to contingent consideration compensation (earn-out) in the prior year period and a $3.2 million decrease in intangibles amortization costs. These decreases were partially offset by the following increases: a $7.5 million increase in stock-based compensation largely due to performance-based stock units granted in the first quarter of 2024; a $5.8 million impairment expense related to the exclusive rights to air transportation services intangible asset associated with Blade Canada, which was discontinued in 2024; a $1.9 million increase in staff costs attributable mainly to the growth in our Medical segment; a $1.7 million increase in legal and regulatory advocacy fees associated with two specific cases (the Drulias lawsuit discussed in “Item 3. Legal Proceedings” of this Annual Report and to the proposed restrictions at East Hampton Airport); a $1.6 million increase in expenses related to the owned aircraft, including pilot training, hangar costs and insurance (which did not exist in the prior year period); and a $1.4 million increase due to restructuring costs in Europe, where we eliminated redundant positions overlapping with our exclusive operator.
Selling and Marketing

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Selling and marketing	$7,950	$10,438	(23.8)%
Percentage of revenue	3%	5%
For the years ended December 31, 2024 and 2023, selling and marketing expense decreased by $(2.5) million, or (23.8)%, from $10.4 million in 2023 to $8.0 million in 2024. The decrease is attributable primarily to a $1.7 million decrease in media spend, primarily driven by the discontinuation of our seasonal by-the-seat jet service between New York and South Florida (which was discontinued in November 2023) and more disciplined media spend in the winter months, and a $1.5 million decrease in cash commissions in the Medical segment. Those decreases were partially offset by a $0.5 million increase in stock-based compensation.

Other non-operating income (expense)

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Interest income, net	$7,214	$8,442
Change in fair value of warrant liabilities	(850)	2,125
Realized gain from sales of short-term investments	—	8
Total other non-operating income	$6,364	$10,575	(39.8)%
For the year ended December 31, 2024, total other non-operating income consisted of $7.2 million interest income, attributable to our short-term investments and our money market funds; and $0.9 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the year ended December 31, 2023, total other non-operating income consisted of $8.4 million interest income, attributable to our short-term investments and our money market funds; and $2.1 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 8 to the consolidated financial statements included in this Annual Report.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated:

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$101,876	$98,576	3.3%
Medical	146,817	126,604	16.0%
Total revenue	$248,693	$225,180	10.4%

Segment Adjusted EBITDA
Passenger	$3,568	$(4,988)	NM(4)
Medical	19,286	10,754	79.3%
Adjusted unallocated corporate expenses and software development (1)	(21,649)	(22,399)	(3.3)%
Total Adjusted EBITDA (2)	$1,205	$(16,633)	NM(4)

Segment Adjusted EBITDA Margin (3)
Passenger	3.5%	(5.1)%
Medical	13.1%	8.5%
Adjusted EBITDA Margin (2)	0.5%	(7.4)%
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) Total Adjusted EBITDA is a non-GAAP measure. See the section titled “Reconciliations of Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure.
(3) Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue. Segment Adjusted EBITDA is defined as segment Adjusted EBITDA as a percentage of segment revenue.
(4) Percentage not meaningful.

Passenger segment

For the years ended December 31, 2024 and 2023, Passenger revenue increased by $3.3 million, or 3.3%, from $98.6 million in 2023 to $101.9 million in 2024. The increase was attributable to a $1.5 million increase in Short Distance and a $1.8 million increase in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Years Ended December 31, 2024 and 2023—Revenue” for more details.
Passenger Adjusted EBITDA improved by $8.6 million for the year ended December 31, 2024 from $(5.0) million in the same period of 2023 to $3.6 million in 2024. The improvement is primarily attributable to higher revenue combined with lower effective cost of revenue per flight across Passenger flights (Short Distance and Jet flights) compared to the prior year period for a $6.4 million impact, attributable to improved pricing and improved load factor. Further improvements are attributable to a $1.6 million decrease in marketing expenses and a $0.5 million decrease in personnel costs.
Medical segment

For the years ended December 31, 2024 and 2023, Medical revenue increased by $20.2 million, or 16.0%, from $126.6 million in 2023 to $146.8 million in 2024. Refer to the disaggregated revenue discussion above under “—Comparison of the Years Ended December 31, 2024 and 2023—Revenue” for more details.

Medical Adjusted EBITDA increased by $8.5 million, or 79.3%, for the year ended December 31, 2024 from $10.8 million in the same period of 2023 to $19.3 million in 2024. $10.2 million of the increase is attributable to increase in revenue coupled with lower effective cost of revenue per trip driven by higher revenue per flight hour; mix-shift to dedicated aircraft, partially driven by our acquisitions of aircraft, which generally have lower operating costs per flight hour; and mix shift to ground revenue, which is, on average, higher margin versus air. This was partially offset by a $1.7 million increase in fixed costs, primarily staff costs to support the higher activity, including costs related to aircraft ownership that did not exist in the prior year period.

Consolidated Net Loss, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin, and Flight Margin

The following table presents our consolidated Adjusted EBITDA, Gross Profit, Gross Margin, Flight Profit and Flight Margin results:

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Net Loss	$(27,307)	$(56,076)	(51)%
Adjusted EBITDA(1)	$1,205	$(16,633)	NM(2)
Gross Profit	$40,652	$22,458	81.0%
Flight Profit(1)	$58,919	$42,122	39.9%
Gross Margin	16.3%	10.0%
Flight Margin(1)	23.7%	18.7%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.
Comparison of the Years Ended December 31, 2024 and 2023

Net loss improved by $28.8 million for the year ended December 31, 2024 from $(56.1) million in the same period of 2023 to $(27.3) million in 2024. See Results of Operations for further discussion. Adjusted EBITDA improved by $17.8 million for the year ended December 31, 2024 from $(16.6) million in the same period of 2023 to $1.2 million in 2024. The improvement is primarily attributable to Adjusted EBITDA improvements of $8.6 million and $8.5 million in Passenger and Medical, respectively (refer to the discussion above), coupled with a $0.8 million decrease in Adjusted unallocated corporate costs and software development, mostly attributable to a $0.7 million decrease in staff costs and a $0.3 million decrease in professional services and insurance.

Gross Profit increased by $18.2 million, or 81%, for the year ended December 31, 2024 from $22.5 million in the same period of 2023 to $40.7 million in 2024. Flight Profit increased by $16.8 million, or 40%, for the year ended December 31, 2024 from

$42.1 million in the same period of 2023 to $58.9 million in 2024. The increase was partially driven by a 10% increase in revenue coupled with lower effective cost of revenue per flight across all of Passenger product lines (Short Distance and jet flights) compared to the prior year period, attributable to improved pricing and improved load factor (in the by-the-seat products). The increase was also driven by improvements in Medical including: (i) increased volumes; (ii) higher revenue per flight hour; (iii) mix shift to dedicated aircraft, partially driven by our acquisitions of aircraft, which generally have lower operating costs per flight hour; and (iv) mix shift to ground revenue, which is, on average, higher margin versus air. These improvements in Medical were partially offset by reduced repositioning flight hours due to positioning owned aircraft closer to our clients, resulting in improved service for our customers.

Gross Margin increased from 10.0% in the year ended December 31, 2023 to 16.3% in the same period of 2024. Flight Margin increased from 18.7% in the year ended December 31, 2023 to 23.7% in the same period of 2024, attributable to lower effective cost of revenue per flight in both Passenger and Medical flights as described above under Flight Profit.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this report have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measures discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other companies. These include Adjusted EBITDA, Flight Profit and Flight Margin, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, (7) impairment of intangible assets and (8) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods. The Company believes the presentation of Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue are relevant and useful for investors because it allows investors to view our performance in the same manner as the primary method used by management to evaluate performance and make decisions about allocating resources.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(27,307)	$(56,076)
Add (deduct):
Depreciation and amortization	5,962	7,111
Stock-based compensation	19,995	12,501
Impairment of intangible assets	5,759	20,753
Change in fair value of warrant liabilities	850	(2,125)
Realized gain from sales of short-term investments	—	(8)
Interest income	(7,214)	(8,442)
Income tax benefit	(255)	(1,466)
Legal and regulatory advocacy fees (1)	1,713	686
Executive severance costs	140	447
SOX readiness costs	399	252
Contingent consideration compensation (earn-out) (2)	—	9,734
M&A transaction costs	241	—
Gain on lease modification (3)	(519)	—
Restructuring costs (4)	1,441	—
Adjusted EBITDA	$1,205	$(16,633)
Revenue	$248,693	$225,180
Adjusted EBITDA as a percentage of revenue	0.5%	(7.4)%
(1) Includes legal advocacy fees that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. For the year ended December 31, 2024, these costs primarily related to the Drulias lawsuit (see “— Legal and Environmental” within Note 12 to the consolidated financial statements included in this Annual Report for additional information) and to the proposed restrictions at East Hampton Airport. For the year ended December 31, 2023, these costs primarily related to certain proposed restrictions at East Hampton Airport and the potential operational restrictions on large jet aircraft at Westchester Airport
(2) Represents contingent consideration in connection with the Trinity acquisition; 2023 was the last year subject to an earn-out payment.
(3) Gain from derecognition of the embedded lease following the amendment of the Aircraft Operator Agreement (see Note 6 to the consolidated financial statements included in this Annual Report for additional information); excluded from Adjusted EBITDA as a non-cash gain not indicative of ongoing operating performance or comparable between periods.
(4) Includes severance, retention, legal and other one-time restructuring costs associated with a reorganization of Blade Europe and one-time termination fee of Blade Canada routes.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's flight and ground operations, as they focus solely on the non-discretionary direct costs associated with generating revenue such as third-party variable costs and costs of owning and operating Blade’s owned aircraft.

Gross Profit and Gross Margin

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions, including credit card processing fees, real estate depreciation and intangibles amortization, direct staff costs including stock-based compensation, commercial costs and establishment costs. Gross Margin is calculated as Gross Profit divided by revenue. The reconciliation of Gross Profit to Flight Profit can be found in the table below.

Reconciliation of Gross Profit to Flight Profit

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$248,693	$225,180
Less:
Cost of revenue (1)	189,774	183,058
Depreciation and amortization (2)	3,422	6,361
Stock-based compensation	185	193
Other (3)	14,660	13,110
Gross Profit	$40,652	$22,458
Gross Margin	16.3%	10.0%

Gross Profit	$40,652	$22,458
Reconciling items:
Depreciation and amortization (2)	3,422	6,361
Stock-based compensation	185	193
Other (3)	14,660	13,110
Flight Profit	$58,919	$42,122
Flight Margin	23.7%	18.7%
(1) Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company's owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
(2) Real estate depreciation and intangibles amortization included within general and administrative.
(3) Other costs include credit card processing fees, direct staff costs (primarily customer facing, logistics and coordination personnel), commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024 and 2023, we had total liquidity of $127.1 million and $166.1 million, respectively, consisting of cash and cash equivalents of $18.4 million and $27.9 million, respectively, and short-term investments of $108.8 million and $138.3 million, respectively. In addition, as of December 31, 2024 and 2023, we had restricted cash of $1.3 million and $1.1 million, respectively. As of December 31, 2024, $108.8 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $127.1 million of total liquid funds as of December 31, 2024, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Annual Report.
Liquidity Requirements
As of December 31, 2024, the Company had net working capital of $138.0 million, cash and cash equivalents of $18.4 million and short-term investments of $108.8 million. The Company had net losses of $27.3 million and $56.1 million for the years ended December 31, 2024 and 2023, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of December 31, 2024, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $5.8 million and $5.4 million for the years ending December 31, 2025 and 2026, respectively, $5.0 million and $5.4 million, respectively, of which may be cancelled by us immediately if a government authority enacts travel restrictions and $1.6 million and $0.0 million, respectively, of which could be terminated by Blade for convenience upon 60 days’ notice with the annual minimum guarantee being pro-rated as of the termination date. See “—Capacity Purchase Agreements” (“CPAs”) within Note 12 to the consolidated financial statements included in this Annual Report for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $2.0 million and $1.8 million for the years ending December 31, 2025 and 2026, respectively. See Note 6 “Right-of-Use Asset and Operating Lease Liability” to the consolidated financial statements included in this Annual Report for additional information and for information about future periods.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $1.0 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.

On March 20, 2024, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. During the year ended December 31, 2024, the Company repurchased $0.2 million of common stock pursuant to this program ending with a remaining potential repurchase capacity under the program of approximately $19.8 million. No shares were repurchased in the quarter ended December 31, 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(2,519)	$(32,349)
Net cash (used in) / provided by investing activities	(1,016)	17,089
Net cash used in financing activities	(5,759)	(76)
Effect of foreign exchange rate changes on cash balances	(80)	(66)
Net decrease in cash and cash equivalents and restricted cash	$(9,374)	$(15,402)
Cash Used In Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $2.5 million, driven by a net loss of $27.3 million and $3.0 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $19.9 million, impairment of intangible assets of $5.8 million, depreciation and amortization of $6.0 million, non-cash accretion of interest income on held-to-maturity securities of $4.0 million, loss from change in fair value of warrant liabilities of $0.9 million, deferred tax benefit of $0.3 million and gain on lease modification of $0.6 million. The $3.0 million of cash used for working capital requirements was primarily driven by a decrease in accounts payable and accrued expenses of $8.3 million, driven by the cash payment for the Trinity contingent consideration compensation in the first quarter, an increase in accounts receivable of $1.0 million (attributable to the revenue growth in the Medical segment) and a decrease in deferred revenue of $0.1 million; partially offset by a decrease in prepaid expenses and other current assets of $6.4 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N Equipment, LLC as part of the purchase of seven aircraft, slightly offset by new prepayments made to operators in connection with new CPAs).
For the year ended December 31, 2023, net cash used in operating activities was $32.3 million, primarily driven by a net loss of $56.1 million and $6.7 million cash used for working capital requirements, adjusted for non-cash items consisting of impairment of intangible assets of $20.8 million, stock-based compensation expense of $12.5 million, depreciation and amortization of $7.1 million, non-cash accretion of interest income on held-to-maturity securities of $6.5 million, income from change in fair value of warrant liabilities of $2.1 million, and a deferred tax benefit of $1.5 million. The $6.7 million cash used for working capital requirements was primarily driven by an increase in accounts receivable of $10.3 million, due to the rapid growth in the Medical segment, and an increase in prepaid expenses and other current assets of $6.0 million, driven by prepayments to operators in connection with capacity purchase agreements; partially offset by an increase in accounts payable and accrued expenses of $9.0 million, driven by the accrual for the Trinity contingent consideration compensation payment and for the 2023 short term incentive plan, and an increase in lease liabilities of $0.4 million.
Cash (Used In) / Provided by Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $1.0 million, driven by $143.3 million in purchases of held-to-maturity investments; $30.9 million in purchases of property and equipment, consisting primarily of $27.1 million in the acquisition of ten aircraft and related capitalized maintenance costs, utilized by the Medical segment, with the remaining in furniture and fixtures (for new office space in Arizona used by the Medical segment), and purchase of vehicles utilized by the Medical segment for organ ground transportation; $2.2 million in consideration paid for the acquisition of CJK and $2.1 million in capitalized software development costs, offset by $177.5 million of proceeds from maturities of held-to-maturity investments.
For the year ended December 31, 2023, net cash provided by investing activities was $17.1 million, driven by $264.5 million of proceeds from maturities of held-to-maturity investments, $20.5 million of proceeds from sales of other short-term investments, partially offset by $265.8 million in purchases of held-to-maturity investments, $2.1 million in purchases of property and equipment, consisting of leasehold improvements, furniture and fixtures for lounges used by the Passenger segment, and vehicles used in generating revenue by the Medical segment.

Cash Used In Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $5.8 million, reflecting $5.7 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”) and $0.2 million in repurchases and retirement of common stock under the share repurchase program announced March 20, 2024; partially offset by $0.2 million of proceeds from the exercise of stock options.

For the year ended December 31, 2023, net cash used in financing activities was $0.1 million, primarily reflecting $0.1 million cash paid for payroll tax payments made on behalf of employees in exchange for shares withheld by the Company (“net share settlement”), partially offset by $0.1 million of proceeds from the exercise of stock options.
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

We believe that of our significant accounting policies, which are described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgments, estimates and assumptions. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For information on the Company’s significant accounting policies and estimates refer to Note 2 “Summary of Significant Accounting Policies” and the “Use of Estimates” section of Note 1 “Business and Basis of Presentation” in the consolidated financial statements included in this Annual Report.

Valuation of Goodwill

We account for goodwill in accordance with ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”). Under ASC 350, goodwill is not amortized, but instead is tested for impairment annually (in the fourth quarter) or whenever events or changes in circumstances indicate that goodwill might be impaired. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. We make certain judgments and assumptions to determine our reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Determination of reporting units is based on a judgmental evaluation of the level at which senior management reviews financial results, evaluates performance, and allocates resources.

We assess goodwill for impairment initially using a qualitative approach for our MediMobility and Blade Europe reporting units, which have goodwill balances of $15,540 and $25,510, respectively, as of December 31, 2024. However, should the qualitative assessment indicate potential impairment, a subsequent quantitative test must be performed.

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

Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit by considering both guideline transaction multiples (a market approach) and projected discounted future cash flows (an income approach) and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, future economic and market conditions, and the determination of appropriate revenue multiples.

As of November 30, 2024, for the Blade Europe reporting unit, a quantitative goodwill impairment test (“Step 1 test”) was performed as it was determined that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on our Step 1 test, which used a 50/50 allocation between the income and market approach, we determined that the fair value was greater than its respective carrying value by 5%, and therefore, no further action was necessary. Revenue growth rate, operating margins and the discount rate based on the reporting unit’s weighted average cost of capital (“WACC”) were the assumptions that were most sensitive and susceptible to change as they require significant management judgment. Specifically, the key assumptions utilized were as follows:

a.EVA introduction timeline
b.Revenue Compound Annual Growth Rate (“CAGR”) of 8.7% from the beginning of the projection period through the terminal year.
c.Operating margins projected to increase by 760 basis points in the period leading up to EVA introduction, with an additional 390 basis point expansion after EVA introduction and through the terminal year of the projection period
d.WACC of 13.0%

The Company believes the estimates and assumptions used in the calculations are reasonable. However, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units’ actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.

Impairment of Finite-Lived Intangible Assets

The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If such events or changes in circumstances arise, the Company assesses the recoverability of finite-lived intangible assets by comparing the estimated undiscounted future cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount exceeds the undiscounted future cash flows, an impairment loss is recognized based on the excess of the asset’s carrying value over its fair value. The recoverability assessment considers various factors, including revenue growth, operating margins, capital expenditures, and expected long-term cash flow growth rates.

Blade Europe’s finite-lived intangible assets undiscounted future cash flows exceeded the carrying value, as a result, no impairment was required, and no further fair value assessment was necessary. The key assumptions utilized were as follows:

•EVA introduction timeline
•Revenue Compound Annual Growth Rate (“CAGR”) of 8.7% from the beginning of the projection period through the terminal year.
•Operating margins projected to increase by 760 basis points in the period leading up to EVA introduction, with an additional 390 basis point expansion after EVA introduction and through the terminal year of the projection period

Operating margins for the years prior to EVA commercialization represents our estimate of the operating margins similar to the overall Blade business.

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

Leases

Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain CPAs. The accounting for leases requires the application of judgments and assumptions in the following areas:

•Determination of whether an arrangement contains a lease at inception.
•Classifying leases as either operating or finance leases.
•Estimation of the incremental borrowing rate - the Company calculates the present value of lease payments over the lease term, based on the incremental borrowing rate. Our incremental borrowing rate is an estimate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own.
•Determination of lease term when a renewal option exists - some of the Company's leases include options to extend the lease term. The Company uses judgment in determining whether these options are reasonably certain to be exercised, as this determination impacts the ROU amortization period and the value of the ROU asset and the lease liability.
•Allocation of lease components in embedded leases under CPAs - for certain CPAs with third-party aircraft operators, the Company estimates the portion of the minimum guarantee that represents a lease component, requiring judgment in distinguishing between lease and non-lease components.

Changes to our assumptions regarding the allocation of lease components in embedded leases under CPAs, as well as our determination of IBR, could result in changes to the valuation of the underlying ROU asset and lease liability.

Market Risks

We are exposed to market risks in the ordinary course of business, primarily related to foreign currency risk. Blade has not, to date, been exposed to material market risks.

We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar (predominantly the Euro). Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. We might experience fluctuations in our net income (loss) as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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

Our management, including our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

In connection with the preparation of our financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to: (a) the lack of effective IT General Controls in relation to user access management to financial applications and change management in certain operational applications; and (b) control deficiencies within the revenue process that, although not individually material in nature, in aggregate, constituted a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weaknesses. As part of the remediation process, the Company has:

a.Improved its ability to effectively manage access to its systems and data via adoption of an appropriate authorization process and implementing user access reviews for all key IT systems;
b.Implemented policies with respect to change management and system development for key IT systems, including documenting test procedures and approvals relating to changes made to production; and
c.Designed and implemented additional controls to supplement the existing business process controls in relation to the revenue process.

As a result, management concluded that each of the previously reported material weaknesses were remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year end 2024, the Company successfully completed the testing necessary to conclude that the material weaknesses previously described in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2023 have been remediated. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

On November 14, 2024, Robert S. Wiesenthal, our Chief Executive Officer and a member of our board of directors, terminated a previously disclosed Rule 10b5-1 Plan. The plan had been adopted on December 14, 2023 and provided for the sale from time to time of up to 250,000 shares of common stock.

On November 25, 2024, Melissa M. Tomkiel, our President and General Counsel, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 421,516 shares of common stock. The duration of the Rule 10b5-1 Plan is until February 28, 2026 or earlier if all transactions under such plan are completed.

On November 26, 2024, William A. Heyburn, our Chief Financial Officer and Head of Corporate Development, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 432,330 shares of common stock. The duration of the Rule 10b5-1 Plan is until February 28, 2026 or earlier if all transactions under such plan are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Robert S. Wiesenthal	58	Chief Executive Officer and Director
Melissa M. Tomkiel	44	President and General Counsel
William A. Heyburn	36	Chief Financial Officer and Head of Corporate Development
Amir M. Cohen	48	Chief Accounting Officer
Scott M. Wunsch	48	Chief Executive Officer, Trinity
Eric L. Affeldt	67	Chairman of the Board
John K.L. Borthwick	59	Director
Andrew C. Lauck	39	Director
Kenneth B. Lerer	73	Director
Reginald L. Love	42	Director
Susan M. Lyne	74	Director
Edward M. Philip	59	Director

Robert S. Wiesenthal has served as Blade’s Chief Executive Officer since the closing of EIC’s acquisition of Old Blade in 2021 (the “Closing Date”) and Old Blade’s Chief Executive Officer from July 2015 through the Closing Date. Mr. Wiesenthal has also served as one of our directors since May 2021, and as a member of Old Blade’s Board of Directors from June 2014 through the Closing Date. From January 2013 to July 2015, Mr. Wiesenthal served as Chief Operating Officer of Warner Music Group Corp., a global music conglomerate. From 2000 to 2012, Mr. Wiesenthal served in various senior executive capacities with Sony Corporation, most recently as Executive Vice President and Chief Financial Officer of Sony Corporation of America. Prior to joining Sony, from 1988 to 2000, Mr. Wiesenthal served in various capacities with Credit Suisse First Boston, most recently as Managing Director, Head of Digital Media and Entertainment. Mr.

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

William A. Heyburn has served as Blade’s Chief Financial Officer and Head of Corporate Development since the Closing Date, Old Blade’s Chief Financial Officer from December 2020 through the Closing Date and Old Blade’s Head of Corporate Development from May 2018 through the Closing Date. From 2015 to April 2018, Mr. Heyburn served in various capacities at Redbird Capital Partners LP (“RedBird”), a private investment firm, most recently as Vice President. Prior to joining RedBird, Mr. Heyburn was a member of the U.S. Credit Investment Team at Oak Hill Advisors, L.P., a global alternative investment firm, from 2013 to 2015. Prior to joining Oak Hill, Mr. Heyburn was a member of the investment banking group at Moelis and Company, an independent investment bank, focused on restructuring transactions, from 2011 to 2013. Mr. Heyburn has an A.B. from Harvard University.

Amir M. Cohen has served as Blade’s Chief Accounting Officer since May 2021. From 2008 to April 2021, Mr. Cohen served in various capacities at WPP, a multinational communication holding company, most recently as Senior Vice President of Finance. Prior to joining WPP, Mr. Cohen was a Manager at PwC LLP in New York from 2006 to 2008. Mr. Cohen is a Certified Public Accountant and has an M.B.A from New York University and a B.A. in Economics and Accounting from the Hebrew University of Jerusalem.

Scott M. Wunsch has served as Trinity’s Chief Executive Officer since May 2024. From September 2018 until May 2024, Mr. Wunsch served as Trinity’s Chief Operating Officer and Vice President of Strategy. Prior to joining Trinity, from April 2005 to July 2018, Mr. Wunsch served in various capacities, most recently as Vice President of Operations, at LifeCenter Northwest, the largest geographic Organ Procurement Organization in the United States, serving the Alaska, Washington, northern Idaho and Montana areas. Mr. Wunsch holds a B.A. in Organizational Management from Whitworth University and a M.P.A. in Public Health from Grand Canyon University.

Eric L. Affeldt has served as our Chairman since September 2019. From 2006 to 2017, Mr. Affeldt served as the President and Chief Executive Officer of ClubCorp, a privately held owner and operator of golf, dining and fitness clubs. In 2017, he assisted with the take private transaction of ClubCorp, which was previously listed on the NYSE, to an affiliate of Apollo Global Management. Prior to ClubCorp, he served as a principal of KSL Capital Partners, a private equity firm that specializes in travel and leisure, from 2005 to 2007. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc., an aviation holding company, from 2000 to 2005. Prior to this, Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways, an owner and manager of golf courses; vice president and general manager of Doral Golf Resort and Spa in Miami and the PGA West and La Quinta Resort and Club in California. He has also served on the Board of Directors of the Vail Health System, a private healthcare system in Colorado, since 2017. Mr. Affeldt served as a director for Cedar Fair Entertainment Company, an owner and operator of amusement parks, from 2010 to 2018, and was chairman of the Board of Directors from 2012 to 2018. He has a B.A. in Political Science and Religion from Claremont McKenna College. We believe Mr. Affeldt is qualified to serve as one of our directors based on his experience as a public company executive and director and his extensive operational, board and investment experience.

John K.L. Borthwick has served as one of our directors since March 2023. Mr. Borthwick is the Chief Executive Officer and a member of the Board of Directors of Betaworks, a New York-based startup platform that builds, accelerates, and invests in early-stage consumer technology companies, which he founded in August 2008. From July 2006 to October 2007, Mr. Borthwick served as the Chief Executive Officer of Fotolog, a private photo-sharing social media network. From March 2003 to August 2006, Mr. Borthwick served as Senior Vice President of Alliances and Technology Strategy for Time Warner Inc., a NYSE-listed media and entertainment company. Mr. Borthwick currently serves on the Board of Trustees of WNYC, New York Public Radio. Mr. Borthwick has an M.B.A. from the Wharton School and a B.A. in Economics from Wesleyan University. We believe Mr. Borthwick is qualified to serve as one of our directors based on his extensive experience in the startup, technology and investment sectors and his track record of building and accelerating successful companies.

Andrew C. Lauck has served as one of our directors since March 2023. Mr. Lauck served as an observer on our Board from December 2022 to March 2023. Since December 2024, Mr. Lauck has been Co-Founder and Managing Partner of Maple Park Capital Partners (“MPC”), a private investment firm. Prior to co-founding MPC, Mr. Lauck served as Partner at RedBird from December 2019 to December 2024, where he was also a Principal from December 2016 to December 2019 and a Vice President from July 2014 to December 2016. At RedBird, Mr. Lauck led the firm’s consumer investment business and was responsible for the firm’s investments in the Company, Go Rentals, AeroCenters, Jet Linx, BETA Technologies, Equipment Share, Main Event Entertainment and RedBird QSR. Prior to joining RedBird, Mr. Lauck served as Vice President of BDT & Company LLC, a private merchant bank, from December 2013 to July 2014 and as an Associate from August 2011 to December 2013. Mr. Lauck was an Associate at Flexpoint Ford, LLC, a private equity investment firm, from July 2010 to August 2011 and an Analyst at Goldman Sachs, a NYSE-listed American multinational investment bank and financial services company, from July 2007 to June 2010. Mr. Lauck serves as Chairman of the Board of Directors of Vogel Alcove, a non-profit organization on a mission to help young children overcome the lasting and traumatic effects of homelessness, and on the boards of the Cotton Bowl Athletic Association, Rita’s Franchise Company, LLC, Jet Linx Global, Inc., SAR Trilogy Management LLC (d/b/a AeroCenters) and Gitbin & Associates (d/b/a Go Rentals) (all of which are privately held companies). Mr. Lauck previously served on the Boards of Ampler QSR LLC, Lambda Energy Resources LLC, Ardent Leisure US Holdings Inc. (d/b/a Main Event Entertainment), Aethon United LP, FireBird Energy LLC, Four Corners Petroleum II, LLC, Vida Capital, CapturePoint LLC, and Avmont LLC. Mr. Lauck has a B.S. in Finance and International Business, with distinction and honors, from Indiana University, and is an FAA licensed, instrument-rated pilot. We believe Mr. Lauck is qualified to serve as one of our directors based on his extensive investment and management experience in the aviation, finance and consumer products industries.

Kenneth B. Lerer has served as one of our directors since May 2021 and was the chairman of Old Blade’s Board of Directors from July 2016 through the Closing Date. Mr. Lerer is a managing partner at Lerer Hippeau Ventures, an early stage venture capital fund, which he founded in January 2010. He was a co-founder of The Huffington Post (acquired by AOL), an American news aggregator and media company, from 2005 to 2011 and previously served as Executive Vice President of AOL Time Warner, a global media technology company, from 2000 to 2002. Mr. Lerer has sat on the Board of Group Nine Media, an American digital media holding company, since 2016. He was formerly the Chairman of BuzzFeed, an American internet media, news and entertainment company, from 2008 to 2019 and previously served on the Board of Viacom, a multinational media and entertainment corporation, from 2016 to 2018. We believe Mr. Lerer is qualified to serve as one of our directors based on his extensive executive, board and investment experience.

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

All the other information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located beginning of page F-1 of this Annual Report.

61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Blade Air Mobility, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blade Air Mobility, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Blade Europe Reporting Unit — Refer to Notes 2, 5 and 8 to the financial statements

Critical Audit Matter Description

The Company's goodwill for its Blade Europe reporting unit within the Passenger reportable segment is tested for impairment at least annually on November 30, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company's evaluation of its Blade Europe goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value.

The Company elected to use a quantitative approach to determine the fair value of the Blade Europe reporting unit by considering both guideline transaction multiples (a market approach) and projected discounted future cash flows (an income approach). The fair value determination requires management to make significant estimates and assumptions related to revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, future economic and market conditions and the determination of appropriate revenue multiples. The goodwill balance was

$41.1 million as of December 31, 2024, of which $25.5 million was allocated to the Blade Europe reporting unit within Passenger reportable segment. The fair value of the Blade Europe reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of the Blade Europe reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the revenue growth rates, operating margins, discount rate and revenue multiples for guideline companies required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rates, operating margins, discount rate and revenue multiples for guideline companies used by management to estimate the fair value of the Blade Europe reporting unit included the following, among others:

•We tested the effectiveness of controls over management's goodwill impairment evaluation over the determination of the fair value of the Blade Europe reporting unit, such as controls related to management's selection of the revenue growth rates, operating margins, discount rate and revenue multiples for guideline companies.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical revenues and operating margins, (2) internal communications amongst management and the Board of Directors, (3) inquiry with personnel outside of finance and accounting, (4) changes in the business during the year or through report date and (5) forecasted information included in analyst and industry reports that the Blade Europe reporting unit operates within.
•We performed a sensitivity analysis of the revenue growth rates and operating margins, as well as the selection of discount rate and revenue multiples for guideline companies.
•We evaluated the impact of changes in management’s forecasts from the November 30, 2024 annual measurement date to December 31, 2024.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodologies used, (2) the revenue multiples for guideline companies selected by management, and (3) the discount rate used in determining the present value of the expected cash flows by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

New York, New York
March 13, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Blade Air Mobility, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blade Air Mobility, Inc., and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Blade Air Mobility, Inc.

Opinion on the Financial Statements

We have audited, the accompanying consolidated balance sheet of Blade Air Mobility, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flow for the year ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the change in accounting for ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”, as discussed in Note 2 and reflected in Note 8. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2024.

Melville, NY
March 12, 2024, except for Note 8, as to which date is March 13, 2025

BLADE AIR MOBILITY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$18,378	$27,873
Restricted cash	1,269	1,148
Accounts receivable, net of allowance of $112 and $98 at December 31, 2024 and December 31, 2023, respectively	21,591	21,005
Short-term investments	108,757	138,264
Prepaid expenses and other current assets	10,747	17,971
Total current assets	160,742	206,261

Non-current assets:
Property and equipment, net	30,918	2,899
Intangible assets, net	13,653	20,519
Goodwill	41,050	40,373
Operating right-of-use asset	8,876	23,484
Other non-current assets	1,436	1,402
Total assets	$256,675	$294,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,766	$23,859
Deferred revenue	6,656	6,845
Operating lease liability, current	3,304	4,787
Total current liabilities	22,726	35,491

Non-current liabilities:
Warrant liability	5,808	4,958
Operating lease liability, long-term	6,018	19,738
Deferred tax liability	185	451
Total liabilities	34,737	60,638

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 79,419,028 and 75,131,425 shares issued at December 31, 2024 and December 31, 2023, respectively	7	7
Additional paid in capital	407,076	390,083
Accumulated other comprehensive income	1,753	3,964
Accumulated deficit	(186,898)	(159,754)
Total stockholders' equity	221,938	234,300

Total Liabilities and Stockholders' Equity	$256,675	$294,938

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$248,693	$225,180

Operating expenses
Cost of revenue	189,774	183,058
Software development	3,184	4,627
General and administrative	81,711	95,174
Selling and marketing	7,950	10,438
Total operating expenses	282,619	293,297

Loss from operations	(33,926)	(68,117)

Other non-operating income (expense)
Interest income	7,214	8,442
Change in fair value of warrant liabilities	(850)	2,125
Realized gain from sales of short-term investments	—	8
Total other non-operating income	6,364	10,575

Loss before income taxes	(27,562)	(57,542)

Income tax benefit	(255)	(1,466)

Net loss	$(27,307)	$(56,076)

Net loss per share (Note 10):
Basic	$(0.35)	$(0.76)
Diluted	$(0.35)	$(0.76)
Weighted-average number of shares outstanding:
Basic	77,499,423	73,524,476
Diluted	77,499,423	73,524,476

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(27,307)	$(56,076)
Other comprehensive income (loss):
Net unrealized investment income	—	39
Less: Reclassification adjustment for losses included currently in net loss	—	(39)
Foreign currency translation adjustments for the period	(2,211)	1,677
Other comprehensive (loss) income	(2,211)	1,677
Comprehensive loss	$(29,518)	$(54,399)

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of Balance as of January 1, 2023	71,660,617	$7	$375,873	$2,287	$(103,678)	$274,489
Issuance of common stock upon exercise of stock options	386,790	—	70	—	—	70
Issuance of common stock upon settlement of restricted stock units	2,724,920	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	12,501	—	—	12,501
Shares withheld related to net share settlement	(25,658)	—	(146)	—	—	(146)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	384,756	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	1,677	—	1,677
Net loss	—	—	—	—	(56,076)	(56,076)
Balance as of December 31, 2023	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	2,092,558	—	168	—	—	168
Issuance of common stock upon settlement of restricted stock units	2,871,614	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	19,893	—	—	19,893
Shares withheld related to net share settlement	(1,605,465)	—	(5,683)	—	—	(5,683)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(2,211)	—	(2,211)
Net loss	—	—	—	—	(27,307)	(27,307)
Balance as of December 31, 2024	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(27,307)	$(56,076)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	5,962	7,111
Stock-based compensation	19,893	12,501
Change in fair value of warrant liabilities	850	(2,125)
Excess of lease liability over operating right-of-use assets	(123)	—
Gain on lease modification	(622)	—
Accretion of interest income on held-to-maturity securities	(3,990)	(6,519)
Deferred tax benefit	(255)	(1,466)
Impairment of intangible assets	5,759	20,753
Bad debt expense	335	163
Other	(12)	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,352	(6,032)
Accounts receivable	(998)	(10,254)
Other non-current assets	(70)	4
Operating right-of-use assets/lease liabilities	164	379
Accounts payable and accrued expenses	(8,338)	9,049
Deferred revenue	(119)	117
Net cash used in operating activities	(2,519)	(32,349)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(2,230)	—
Capitalized software development costs	(2,119)	—
Investment in joint venture	—	(39)
Purchase of property and equipment	(30,875)	(2,109)
Proceeds from disposal of property and equipment	13	138
Purchase of short-term investments	—	(135)
Proceeds from sales of short-term investments	—	20,532
Purchase of held-to-maturity investments	(143,255)	(265,835)
Proceeds from maturities of held-to-maturity investments	177,450	264,537
Net cash (used in) / provided by investing activities	(1,016)	17,089

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	168	70
Taxes paid related to net share settlement of equity awards	(5,683)	(146)
Repurchase and retirement of common stock	(244)	—
Net cash used in financing activities	(5,759)	(76)

Effect of foreign exchange rate changes on cash balances	(80)	(66)
Net decrease in cash and cash equivalents and restricted cash	(9,374)	(15,402)
Cash and cash equivalents and restricted cash - beginning	29,021	44,423
Cash and cash equivalents and restricted cash - ending	$19,647	$29,021

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$18,378	$27,873
Restricted cash	1,269	1,148
Total cash, cash equivalents and restricted cash	$19,647	$29,021

Supplemental cash flow information
Cash paid for:
Income taxes	$—	$16
Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$8,406	$9,760
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses	3,022	1,785
Purchases of PPE and capitalized software in accounts payable and accrued expenses	375	—
Modification of existing right-of-use assets ("ROU") and lease liability (Note 6)	12,684	—
Derecognition of ROU assets and lease liability	(6,367)	—

The accompanying notes are an integral part of these consolidated financial statements.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Business and Basis of Presentation
Description of Business
Blade Air Mobility, Inc. (“Blade” or the “Company”) provides air transportation and logistics for hospitals across the United States, where it is one of the largest transporters of human organs for transplant, and for passengers, with helicopter and fixed wing services primarily in the Northeast United States and Southern Europe. Based in New York City, Blade’s asset-light model, coupled with its exclusive passenger terminal infrastructure and proprietary technologies, is designed to facilitate a seamless transition from helicopters and fixed-wing aircraft to Electric Vertical Aircraft (“EVA” or “eVTOL”), enabling lower cost air mobility that is both quiet and emission-free.
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
Certain prior year information has been reclassified to conform to the current period presentation. These reclassified amounts had no impact on our previously reported results of operations or net cash flows from operating, financing or investing activities.
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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the fair value of intangible assets and goodwill, the determination of whether a contract contains a lease, the allocation of consideration between lease and non-lease components and the determination of incremental borrowing rates for leases.
Liquidity

As of December 31, 2024, the Company had net working capital of $138,016, cash and cash equivalents of $18,378 and short-term investments of $108,757. The Company had net losses of $27,307 and $56,076 for the years ended December 31, 2024 and 2023, respectively.

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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:
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
Blade operates in three key product lines across two segments (see Note 8 for further information on reportable segments):

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

The Company initially records consideration paid for passenger flight sales as deferred revenue, deferring revenue recognition until the travel occurs. Deferred revenue from advance payments, customer credit balances and gift card purchases is recognized as revenue when a flight is flown. Deferred revenue relating to consideration paid for the Company’s passes is recognized ratably over the term of the flight pass. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Fees charged in association with add-on services or changes or extensions to non-refundable seats sold are considered part of the Company's passenger flight performance obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Certain governmental taxes are imposed on the Company’s flight sales through a tax included in flight prices. The Company collects these taxes and remits them to the appropriate government agency. These taxes are excluded from revenue.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its second and third quarter (ended on June 30 and September 30, respectively) financial results have reflected higher Passenger travel demand and were better than the first and fourth quarter financial results.
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company's owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
Software Development Costs

The Company incurs costs related to the development of its technology stack. The costs consist of staff costs (including related benefits and stock-based compensation) and external vendor costs incurred during the development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the developed features will be completed and used for their intended function. Capitalization ceases when the project is substantially complete and the developed features are ready for their intended use, including the completion of all significant testing. Costs related to preliminary project activities, post implementation operating activities and system maintenance are expensed as incurred.

Capitalized costs are included in intangible assets and amortized over three years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of capitalized software development costs are recorded within software development expense in our consolidated statement of operations.
General and Administrative

General and administrative expenses principally include staff costs including stock-based compensation, intangibles amortization, depreciation, establishment costs, impairment of intangible assets, directors and officers insurance costs, pilot training costs for owned aircraft, professional fees and credit card processing fees.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. Advertising costs, which are included in “Selling and marketing expenses”, are expensed as incurred. Advertising costs were $2,714 and $4,064 for the years ended December 31, 2024 and 2023, respectively.

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

Performance-Based Restricted Stock Units (“PSUs”) are granted at the discretion of the Company's Board of Directors and are subject to performance-based vesting conditions. These PSUs vest based on the achievement of certain financial performance metrics by the Company over a defined service period. Each PSU represents the right to receive one share of the Company’s common stock upon vesting. The Company evaluates the probability of achieving the performance targets and recognizes compensation expense over the requisite service period for the portion of PSUs expected to vest.

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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information and considers that all years remain subject to examination in the US due to historical operational losses. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of December 31, 2024, the Company has no uncertain tax positions. See Note 9 for additional information.
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
Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s consolidated statement of operations. The held-to-maturity securities balance and fair market value at December 31, 2024 and 2023 were $108,757 and $108,832, and $138,264 and $138,285, respectively. The held-to-maturity securities gross unrealized holding gain at December 31, 2024 and 2023 were $75 and $118, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2. See “ – Fair Value Measurements” within Note 2 for additional information.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Accounts Receivable and Allowances for Expected Credit Losses

Accounts receivable consists principally of amounts due from customers in the Company’s Medical segment, which are large hospitals that receive terms for payment. Additionally, a smaller balance is due from the Company’s European institutional clients (hotels and travel agencies), who do not pay prior to the flights. The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We have determined our allowance for expected credit losses based on a specific evaluation of individual receivables and an analysis of past default experience for remaining receivables. We have historically not experienced significant losses on our receivables. We generally do not require customers to provide collateral for purchases. During the year ended December 31, 2024 and 2023, the Company recorded an allowance for credit losses of $112 and $98, respectively, for potential uncollectible accounts.
Prepaid Expenses and Other Current Assets

Prepaid expenses includes prepaid insurance, the costs of which are amortized on a straight-line basis over the related coverage periods, prepaid marketing supplies and prepayments to aircraft operators, which are expensed based upon usage of flight time.

Property and Equipment, Net
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Residual values estimated for aircraft are approximately 10% of the original purchase price. Expenditures that increase the value or productive capacity of assets are capitalized, and maintenance and repair are expensed as incurred (see below for further information). Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset.

During the period from April 1, 2024 through May 2, 2024, Blade completed the acquisition of seven aircraft (“Acquired Aircraft”) from M&N Equipment, LLC (“M&N”), Atlas Jet, Inc and Aviation Bridge, LLC for a combined purchase price of approximately $16,617. The funding for these acquisitions involved the utilization of $9,269 from existing prepaid deposits under existing Capacity Purchase Agreements (“CPAs”) with M&N which were refunded to Blade and applied to the purchase and $7,348 in cash. Blade utilizes the Acquired Aircraft, which were previously dedicated to Blade under existing CPAs (see Note 6 for further information on CPAs) to support its Medical segment and the Acquired Aircraft will continue to be operated by the same operator.

In August and September 2024, Blade purchased three additional aircraft for a combined purchase price of $7,571. All of the aircraft are dedicated to the Medical segment.

	Useful Life (in years)	December 31, 2024	December 31, 2023
Aircraft, engines and related rotable parts (1)	2 - 20	$27,206	$—
Vehicles (1)	5	2,796	1,750
Furniture and fixtures (2)	5	2,129	886
Technology equipment (2)	3	564	402
Leasehold improvements (2)	Shorter of useful life or life of lease	3,520	3,016
Total property and equipment, gross		36,215	6,054
Less: Accumulated depreciation		(5,297)	(3,155)
Total property and equipment, net		$30,918	$2,899
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within general and administrative expenses.
For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense for property and equipment of $2,976 and $1,075, respectively. For the years ended December 31, 2024, the Company disposed of $900 in property and equipment and likewise wrote off previously recognized accumulated depreciation of $803. For the year ended December 31, 2023, disposals of certain property and equipment were immaterial.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Aircraft Maintenance and Repairs

Unscheduled aircraft maintenance and repairs are expensed as incurred, scheduled maintenance and repairs occurring at intervals of two or more years are capitalized and depreciated over the period between these intervals.

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

Intangibles Assets, Net

The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset may be impaired. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in “General and administrative expenses” on the Company’s consolidated statement of operations. See Note 5 for additional information.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as exclusive rights to air transportation services, customer lists and trademarks. Long-lived assets, except for goodwill and indefinite intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined through various valuation techniques, including estimated discounted cash flows expected to be generated from the long-lived asset and pricing information on comparable market transactions, unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods. See Note 5 for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company evaluates its reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach.

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit by considering both guideline transaction multiples (a market approach) and projected discounted future cash flows (an income approach) and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, future

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

economic and market conditions, and the determination of appropriate revenue multiples. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations.

The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Historically, the Company has performed its annual goodwill impairment test as of December 31st, in accordance with its policy. During the fourth quarter of 2024, the Company elected to change the annual goodwill impairment testing date from December 31st to November 30th. Accordingly, the impairment test for the current fiscal year was conducted as of November 30, 2024. The Company does not believe this change represents a material change in the method of applying an accounting principle. This voluntary change is preferable as it allows management sufficient time to complete goodwill impairment tests in advance of the Company’s year-end financial reporting and provides additional time for executing key controls and conducting management reviews over the significant estimates and judgments inherent in the test. The Company determined that this voluntary change in accounting principle is preferable and had no impact on its consolidated financial statements. Additionally, the change was not made to accelerate, avoid or trigger an impairment charge. The Company did not apply this change retrospectively, as doing so would have been impractical due to the need for significant estimates and assumptions that would involve hindsight. Therefore, the change was applied prospectively.

We completed our annual goodwill impairment testing as of November 30, 2024 and determined that goodwill was not impaired. For the Blade Europe reporting unit, a quantitative goodwill impairment test (“Step 1 test”) was performed as it was determined that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on our Step 1 test, which used a 50/50 allocation between the income and market approach, we determined that the fair value was greater than its respective carrying value by 5% and therefore, no further action was necessary.

The Company believes the estimates and assumptions used in the calculations are reasonable. However, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units’ actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.

Leases

We determine if an arrangement is a lease at inception. Certain agreements, such capacity purchase agreements with third-party aircraft operators, include embedded leases under ASC 842 due to the exclusive nature of our usage rights to specific aircraft. These embedded leases arise where we have identified assets, control their use, and obtain substantially all of their economic benefits.

Leases are recorded on the balance sheet as ROU assets and lease liabilities. They are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses” (airport and heliport terminals and offices) and “Cost of revenues” (aircraft leases embedded within certain capacity purchase agreements). As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

When available, the Company uses the rate implicit in the lease in determining the present value of the future minimum lease payments. However, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of 12 months or less are not recorded on our consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. Under certain of our capacity purchase agreements with third-party aircraft operators, we do not own the underlying aircraft. However, since we control the specific aircraft used, the aircraft is deemed to be leased for accounting purposes. For these capacity purchase agreements, we account for the lease and non-lease components

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

separately. The lease component consists of the aircraft and the non-lease components consist of flight operations. We allocated the consideration in the capacity purchase agreements to the lease and non-lease components based on the Company’s best estimate of standalone value.

See Note 6 for additional information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. See Notes 13 and 14 for additional information.

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

The Company measures its cash and cash equivalents at fair value using Level 1 inputs, which are based on quoted market prices. Other financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, are carried at historical cost. Due to their short-term nature, the carrying amounts of these instruments approximate their fair values as of December 31, 2024 and 2023.

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

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for years ended December 31, 2024 and 2023.
Accounts receivable consists principally of amounts due from the Company’s MediMobility Organ Transport Customers that receive terms for payment, along with receivables from credit card processors. One customer accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2024. No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2023.

Major Vendors

One vendor accounted for 11% of the Company’s purchases from operating vendors for the year ended December 31, 2024. One vendor accounted for 12% of the Company’s purchases from operating vendors for the year ended December 31, 2023.

Two vendors accounted for 15% and 17% of the Company’s outstanding accounts payable as of December 31, 2024. Two vendors accounted for 17% and 10%, respectively, of the Company’s outstanding accounts payable as of December 31, 2023.
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
Recently Issued Accounting Standards - Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands the segment disclosures of public entities. This expansion includes the requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. Additionally, the ASU mandates the disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment’s profit or loss and assets. These disclosure requirements also apply to public entities with a single reportable segment. The Company adopted ASU 2023-07 for its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The adoption of this ASU impacted disclosures only and was applied retrospectively to all prior periods presented. See Note 8 for additional information.

Recently Issued Accounting Pronouncements - Not Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”). The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments in the update are intended to align the requirements in the FASB ASC with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements (“ASU 2024-02”). This ASU amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 (year ending December 31, 2027 for the Company). Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company’s consolidated financial statements, both present and future.

Note 3 – Revenue
Disaggregated Revenue
Disaggregated revenue by product line and segment was as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023
Passenger Segment
Short Distance	$72,203	$70,700
Jet and Other	29,673	27,876
Total	$101,876	$98,576

Medical Segment
MediMobility Organ Transport	$146,817	$126,604
Total	$146,817	$126,604

Total Revenue	$248,693	$225,180

Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of December 31, 2024 and 2023, the Company’s contract liability balance is $6,656 and $6,845 respectively, and is recorded as deferred revenue on the consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The table below presents a roll forward of the contract liability balance:

	For the Years Ended
	December 31, 2024	December 31, 2023
Balance, beginning of period	$6,845	$6,709
Additions	78,201	69,792
Revenue recognized	(78,390)	(69,656)
Balance, end of period	$6,656	$6,845

For the year ended December 31, 2024, the Company recognized $4,871 of revenue that was included in the contract liability balance as of January 1, 2024. For the year ended December 31, 2023, the Company recognized $5,836 of revenue that was included in the contract liability balance as of January 1, 2023.
Note 4 – Acquisitions

Acquisition of CJK Enterprise, Inc.

On September 26, 2024, Blade Air Mobility, Inc. through its wholly-owned subsidiary, Trinity Air Medical, LLC (“Trinity”), completed an Asset Purchase Agreement (“APA”) to acquire certain assets and liabilities of CJK Enterprise, Inc. (“CJK”) for a total purchase price of $2,230 in cash. CJK specializes in providing physicians and organs ground transportation services in the New York Tri-State area. This acquisition further expands Blade’s MediMobility presence in this key market. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805, Business Combinations (“ASC 805”). Acquisition-related costs totaling $37 were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. The results of CJK from September 26, 2024 (“acquisition date”) to December 31, 2024 are included in the MediMobility Organ Transport product line which is part of the Medical segment.

Net Assets Acquired

The assets acquired and liabilities assumed have been recorded in the consolidated financial statements as of the acquisition date. At acquisition, the Company recognized goodwill as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, totaling $2,212. The primary components of goodwill include operational synergies, service expansion in the New York Tri-State area, and the value attributed to key personnel relationships contributing to customer retention. The acquired goodwill is deductible for tax purposes.

The purchase price was allocated as follows:

Property and equipment, net	18
Operating right-of-use asset	137
Total identifiable assets acquired	155
Operating lease liability	137
Total liabilities assumed	137
Net assets acquired	18
Goodwill	2,212
Total consideration	$2,230

The pro forma impact of the acquisition was not material to our historical consolidated operating results and is therefore not presented.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 5 – Goodwill and Intangible Assets
Goodwill

The changes in the carrying value of goodwill are as follows:

Goodwill balance, January 1, 2023	$39,445
Adjustment (1)	100
Foreign currency translation	828
Goodwill balance, December 31, 2023	$40,373
Additions (2)	2,212
Foreign currency translation	(1,535)
Goodwill balance, December 31, 2024	$41,050
(1) Represents a measurement period adjustment made during the year ended December 31, 2023.
(2) Additions represent goodwill associated with the acquisition of CJK. See Note 4 for additional information.

The goodwill pertains to the Trinity Acquisition on September 15, 2021, Blade Europe Acquisition on September 1, 2022 and the CJK Acquisition on September 26, 2024.
Intangible Assets

The following table presents information about the Company’s intangible assets as of:

		December 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Exclusive rights to air transportation services(1)(2)	5-12 years	$6,664	$(3,267)	$3,397	$18,946	$(8,042)	$10,904
Customer list(1)	3-10 years	12,063	(4,880)	7,183	12,094	(3,653)	8,441
Domain name	Indefinite	504	—	504	504	—	504
Trademarks	6-10 years	1,006	(560)	446	1,006	(392)	614
Developed technology	3 years	2,555	(432)	2,123	250	(194)	56
Total		$22,792	$(9,139)	$13,653	$32,800	$(12,281)	$20,519
(1) Includes intangible assets associated with the acquisition of Blade Europe.
(2) In 2023, exclusive rights to air transportation services include exclusive rights to Helijet’s scheduled passenger routes in Canada acquired in 2021.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

For the years ended December 31, 2024 and 2023, amortization of its finite-lived intangible assets were $2,986 and $6,036, respectively.
As of December 31, 2024, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2025	$2,456
2026	2,285
2027	1,993
2028	1,616
2029	1,615
Thereafter	2,387
Total	$12,352

2024 Impairment

During the year ended December 31, 2024, the Company recorded an impairment charge of $5,759 related to the exclusive rights to air transportation services associated with Blade Canada. The charge brought the net book value of the exclusive rights to zero. This amount is included within general and administrative expenses in the consolidated statements of operations and is part of the Passenger segment. The impairment resulted from a modification to the November 30, 2021 agreement with Helijet, effective June 1, 2024, which included an earlier termination date of August 31, 2025 (previously an initial term of five years with automatic renewals for successive two-year periods).

2023 Impairment

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

The fair value measurement of our long-lived assets is considered a Level 3 measurement because it relies on significant inputs not observable in the market. These inputs include discount rates and determination of long-term estimates of profitability and cash flow values. We used a weighted average discount rate of 12.5% to calculate the fair value of the impaired asset groups in 2023. This rate, along with the long-term estimates of profitability and cash flow values, represents management’s best estimate of what a market participant would use.
Note 6 – Operating Right-of-Use Asset and Operating Lease Liability
Blade’s operating leases consist of airport and heliport terminals, offices, vehicles and aircraft leases that are embedded within certain CPAs. Upon meeting certain criteria as stated in ASC 842 Leases (“ASC 842”), the lease component of a CPA would be accounted for as an embedded lease, with a corresponding balance included in the operating ROU asset and lease liability.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

During the year ended December 31, 2024, the Company had the following lease transactions in accordance with ASC 842:

In October 2024, the Company signed the first amendment to the Aircraft Operator Agreement (“AOA”) with its exclusive operator in Europe, among other changes the amendment eliminated the flight hour guarantee and guarantee shortfall provisions, transitioning all payments to the operator to become variable, based solely on flight hours flown. As a result, in the absence of any contractual unavoidable costs associated with Blade’s exclusive usage of the aircraft, the embedded lease liability of $12,684 and ROU asset of $12,165 that arose from the original AOA were derecognized in full as of October 1, 2024. The net difference of $519 was recognized as a gain within general and administrative costs in the consolidated statements of operations. Under the agreement, all future payments, including additional cost-sharing amounts paid to the operator, will be recorded within cost of revenue in the period incurred, and any amounts reimbursed from the operator to the Company will be recorded as a reduction to cost of revenue. Under the amended AOA, following two consecutive years of performance below an agreed upon target, each Party may contractually terminate the amended AOA, however, the Company may choose to block such a termination by the counterparty through the allocation of additional profit to such counterparty. In the event of a termination, each party has certain exercisable rights over the assets within the agreement. For example, if the counterparty chose to terminate the agreement following two consecutive years of performance below target and the Company determined not to block such a termination, the Company would have the contractual right to purchase the operator’s fleet at a discount to fair market value.

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

On May 1, 2024, an existing CPA for three aircraft was expanded to include a fourth aircraft, which commenced operations that same day and resulted in an additional ROU asset and corresponding lease liability of $992. The four rotorcraft are utilized by both our Passenger and Medical segment. In case of early termination by Blade, a one-year purchase guarantee will be pro-rated to the date of the termination. In addition, Blade has the right for immediate termination with no penalty if a government authority enacts travel restrictions.

In January 2024, an existing CPA for eight aircraft utilized by our Medical segment was restated and amended for a four-year term ending November 30, 2027. Subsequently, in April 2024, the agreement was terminated for seven aircraft following Blade’s acquisition of those seven aircraft (see “—Property and Equipment, Net” within Note 2). This termination resulted in a derecognition of ROU asset and lease liability balance totaling $6,367 and $6,490, respectively. The CPA for the eighth aircraft was terminated in July 2024.

Additionally, during the year ended December 31, 2024, the Company recognized a ROU asset and a lease liability for new office spaces. This includes a lease in Chandler, Arizona, which commenced in July 2024 with an initial term of approximately 7 years, serving the Medical segment. The initial recognition of the ROU asset and corresponding lease liability was $2,376. Similarly, a new lease in New York, New York, commenced in May 2024 with an initial term of approximately 3 years, serving the Passenger segment and functioning as Blade’s corporate office. The initial recognition of the ROU asset and corresponding lease liability was $2,689.

See Note 12, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	December 31, 2024	December 31, 2023
Operating leases:
Operating right-of-use asset	$8,876	$23,484
Operating lease liability, current	3,304	4,787
Operating lease liability, long-term	6,018	19,738
As of December 31, 2024, included in the table above is $3,443, $1,717 and $1,897 of operating right-of-use asset, operating lease liability, current, and operating lease liability, long-term, respectively, under aircraft leases that are

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

embedded within the capacity purchase agreements. As of December 31, 2023, included in the table above is $21,081, $3,215 and $18,871 of operating right-of-use asset, operating lease liability, current and operating lease liability, long-term, respectively, under aircraft leases that are embedded within the capacity purchase agreements.

The following provides details of the Company’s lease expense:

	Year Ended December 31,
	2024	2023
Lease cost:
Short-term lease cost	$963	$434
Operating lease cost - General and administrative	1,820	2,072
Operating lease cost - Cost of revenue (1)	3,696	4,618
Total	$6,479	$7,124
(1) Operating lease costs related to aircraft leases that are embedded within CPAs.

Other information related to leases is presented below:

December 31, 2024
Weighted-average discount rate – operating lease	7.90%
Weighted-average remaining lease term – operating lease (in years)	3.5

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,274	$6,493

As of December 31, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
2025	$3,906
2026	3,349
2027	1,406
2028	632
2029	550
Thereafter	851
Total future minimum lease payments, undiscounted	10,694
Less: Imputed interest for leases in excess of one year	(1,372)
Present value of future minimum lease payments	$9,322
Note 7 – Stock-Based Compensation
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

The maximum number of shares of our common stock that can be made available for awards under the 2021 Plan (the “Absolute Share Limit”) automatically increases on the first day of each fiscal year by the lesser of (a) 4,653,484 shares of common stock, (b) 5% of the total number of shares of common stock outstanding on the last year of the immediately preceding fiscal year and (c) a lower number of shares of common stock as determined by our Board of Directors. The Absolute Share Limit is also automatically increased by any shares of common stock underlying awards outstanding under the Fly Blade, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) that, on or after the effective date of the 2021 Plan, expire or are canceled, forfeited, terminated, settled in cash or otherwise settled without issuance to the holder. Pursuant to the annual automatic increase feature of the 2021 Plan, our Board of Directors approved an increase to the Absolute Share Limit of 3,970,951 shares, effective January 1, 2025. As of January 1, 2025, these were a total of 12,371,449 shares available for issuance under the 2021 Plan.
Stock Option Awards
All of the outstanding stock options awards are fully vested. For the year ended December 31, 2024, there have been no stock option awards granted under the 2021 Plan (as defined above).

Following is a summary of stock option activities for the year ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2024	7,217,074	$0.19	$0.21	3.5
Exercised	(2,092,558)	0.19	0.14		$7,198
Forfeited	—	—	—
Outstanding – December 31, 2024	5,124,516	$0.19	$0.23	3.0	$20,813
Exercisable as of December 31, 2024	5,124,516	$0.19	$0.23	3.0	$20,813
Restricted Stock

During the year ended December 31, 2024, the Company granted an aggregate of 8,129,630 of the Company’s RSUs to various employees, officers, directors, consultants, and service providers. The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.

PSUs were granted in the first quarter of 2024 to named executive officers and key employees under the 2021 Plan, with a four-year service period ending on December 31, 2027. The PSUs will vest subject to the achievement of certain financial performance metrics by the Company. The grant date fair value of these PSUs was $3.94 per share.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2024	5,259,982	$4.99
Granted	8,129,630	3.70
Vested	(2,871,614)	4.76
Forfeited	(1,231,888)	3.79
Non-vested – December 31, 2024 (1)	9,286,110	$4.10
(1) 4,628,569 are PSUs that will vest subject to the achievement of certain financial performance metrics by the Company as discussed above.
For the years ended December 31, 2024 and 2023, the Company recorded $19,893 and $12,501, respectively, in employee and officers restricted stock compensation expense. As of December 31, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $29,673 and will be recognized over a weighted average period of 2.6 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the consolidated statements of operations is summarized as follows:

	For the Years Ended
	2024	2023
Software development	$307	$739
General and administrative (1)	18,627	13,849
Selling and marketing	1,061	596
Total stock-based compensation expense (2)	$19,995	$15,184
(1) For the year ended December 31, 2023, includes an expense of $3,022 in connection with the equity-based portion of Trinity’s contingent consideration, offset by a credit of $339 in connection with the settlement of the 2022 equity-based portion of contingent consideration related to the acquisition of Trinity.
(2) Total stock-based compensation expenses for the year ended December 31, 2024 include $102 of accrued expenses.
Note 8 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and is used in resource allocation and performance assessments. The Company has identified two operating and reportable segments - Passenger and Medical, as our Chief Executive Officer, who is our CODM, regularly reviews discrete information for those two reportable segments.

Beginning in the first quarter of 2024, the Company changed its measure of segment performance to Adjusted EBITDA, as the CODM evaluates segment performance and allocates resources based on this metric. The CODM considers budget-to-actual variances and year-over-year changes in Adjusted EBITDA when making resource allocation decisions across our segments. Adjusted EBITDA reflects the operational efficiency and core results of our segment, independent of tax implications and non-operational financial factors. Adjusted EBITDA is defined as net loss adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income and expense, (5) income tax, (6) realized gains and losses on short-term investments, (7) impairment of intangible assets and (8) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.

The following tables reflect certain financial data of the Company’s reportable segments and includes the reconciliation to loss before income taxes.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Year Ended December 31, 2024
	Passenger	Medical	Total
Revenue	$101,876	146,817	$248,693
Less segment expenses
Cost of revenue	(75,998)	(113,776)
Adjusted selling, general and administrative expense (1)	(22,310)	(13,755)
Total Segment Adjusted EBITDA	$3,568	$19,286	$22,854
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(21,649)
Depreciation and amortization (3)			(5,962)
Stock-based compensation			(19,995)
Change in fair value of warrant liabilities			(850)
Interest income			7,214
Legal and regulatory advocacy fees (4)			(1,713)
Executive severance costs			(140)
SOX readiness costs			(399)
M&A transaction costs			(241)
Impairment of intangible assets			(5,759)
Gain on lease modification (5)			519
Restructuring costs (6)			(1,441)
Loss before income taxes			$(27,562)

Other Segment Disclosures
Capital Expenditures
Purchase of aircraft (7)	$—	$25,165	$25,165
Other purchases of property and equipment (8)	1,557	4,095	5,652
Total segment capital expenditures	1,557	29,260	30,817
General corporate capital expenditures			58
Total capital expenditures	$1,557	$29,260	$30,875
(1) Adjusted selling, general and administrative expense are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent normal recurring expenses: depreciation and amortization, stock-based compensation, impairment of intangible assets, certain legal and regulatory advocacy fees, executive severance costs, SOX readiness costs, merger and acquisition (M&A) transaction costs, certain lease modifications and restructuring costs related to Blade Europe and Blade Canada.
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) Includes $1,674 of depreciation for owned aircraft and vehicles included in Cost of revenue.
(4) Represents legal advocacy fees related to the Drulias lawsuit (see “— Legal and Environmental” within Note 12) and to the proposed restrictions at East Hampton Airport that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(5) Gain from the derecognition of the embedded lease following the amendment of the Aircraft Operator Agreement (see Note 6 for additional information); excluded from Adjusted EBITDA as a non-cash gain not indicative of ongoing operating performance or comparable between periods.
(6) Includes severance, retention, legal and other one-time restructuring costs associated with a reorganization of Blade Europe and one-time termination fee of Blade Canada routes.
(7) Represents capital expenditures for initial aircraft acquisitions, excluding subsequent capitalized maintenance.
(8) Other purchases of property and equipment includes capitalized maintenance for aircraft, leasehold improvements, vehicles, and technology equipment.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Year Ended December 31, 2023
	Passenger	Medical	Total
Revenue	$98,576	126,604	$225,180
Less Segment expenses
Cost of revenue	(79,132)	(103,926)
Adjusted selling, general and administrative expense (1)	(24,432)	(11,924)
Total Segment Adjusted EBITDA	$(4,988)	$10,754	$5,766
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(22,399)
Depreciation and amortization (3)			(7,111)
Stock-based compensation			(12,501)
Change in fair value of warrant liabilities			2,125
Realized gain from sales of short-term investments			8
Interest income			8,442
Legal and regulatory advocacy fees (4)			(686)
Executive severance costs			(447)
SOX readiness costs			(252)
Contingent consideration compensation (earn-out) (5)			(9,734)
Impairment of intangible assets			(20,753)
Loss before income taxes			$(57,542)

Other Segment disclosures
Capital expenditures
Other purchases of property and equipment	$1,088	$1,010	$2,098
Total segment capital expenditures	$1,088	$1,010	$2,098
General corporate capital expenditures			11
Total capital expenditures	$1,088	$1,010	$2,109
(1) Adjusted selling, general and administrative expenses are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent recurring expenses: depreciation and amortization, stock-based compensation, impairment of intangible assets, certain legal and regulatory advocacy fees, executive severance costs, SOX readiness costs and contingent consideration compensation (earn-out).
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) Includes $234 of depreciation for owned vehicles included in Cost of revenue.
(4) Represents certain legal and regulatory advocacy fees for certain proposed restrictions at East Hampton Airport and potential operational restrictions on large jet aircraft at Westchester Airport, that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(5) Represents Trinity’s contingent consideration in connection with the Trinity acquisition; 2023 was the last year subject to an earn-out payment.

	December 31, 2024	December 31, 2023
Goodwill
Passenger	$25,510	$27,045
Medical	15,540	13,328
Total goodwill	$41,050	$40,373

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Year Ended December 31,
	2024	2023
Revenue
United States	$218,747	$190,744
Other	29,946	34,436
Total revenue	$248,693	$225,180

	December 31, 2024	December 31, 2023
Long-lived assets
United States	$38,540	$13,727
Other	1,254	12,656
Total long-lived assets	$39,794	$26,383
Note 9 – Income Taxes

The components of loss before income taxes were:

	For the Years Ended
	December 31, 2024	December 31, 2023
United States	$(14,859)	$(26,676)
Foreign	(12,703)	(30,866)
Total	(27,562)	(57,542)

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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The benefit for income taxes is comprised of the following components:

	For the Years Ended
Current:	December 31, 2024	December 31, 2023
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	(255)	(1,466)
Total deferred	(255)	(1,466)
Total income tax benefit	$(255)	$(1,466)

The income taxes benefit differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023
Tax at federal statutory rate	21.00%	21.00%
State and local tax	(2.54)	1.88
Foreign rate differential	2.19	2.16
Warrant liability	—	0.78
Executive compensation	(11.48)	(2.74)
Earn-out	—	(3.68)
Change in deferred tax rate	—	(7.59)
Change in valuation allowance	(1.77)	(9.55)
Equity compensation	(6.76)	—
Other	0.28	0.29
Effective tax rate	0.92%	2.55%

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company’s deferred tax assets/(liabilities) consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$29,202	$25,351
Stock-based compensation	243	2,523
Research and development credits	981	708
Capitalized Research Expenses	2,318	2,110
Operating lease liability	2,436	6,416
Accrued expenses	772	1,055
Other	742	766
Total deferred tax assets	36,694	38,929

Deferred tax liabilities:
Property and equipment	(447)	—
Operating right-of-use asset	(2,313)	(6,145)
Amortization of intangibles	(2,468)	(2,073)
Total deferred tax liabilities	(5,228)	(8,218)
Total net deferred tax assets, before valuation allowance	31,466	30,711

Less: Valuation allowance	(31,651)	(31,162)
Deferred tax liabilities, net of valuation allowance	$(185)	$(451)

As of December 31, 2024, the Company has a valuation allowance of approximately $31,651 against the net deferred tax assets, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, jurisdictional netting and past financial performance. As of December 31, 2024 and 2023, based upon the consideration of such evidence, management believes a full valuation allowance against net deferred tax assets is warranted, with the exception of Monaco net operating losses.

The valuation allowance recorded by the Company as of December 31, 2024 resulted from uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for US federal, Canada, France and US state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded, with the exception of Monaco net operating losses, as it was determined based upon all available evidence that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The Company’s net deferred tax liability of $185 relates solely to Blade Europe. The Company’s valuation allowance increased by $489 in 2024.

As of December 31, 2024, the Company has approximately $78,974 of gross US federal, $92,813 of gross US state and local and $25,659 of gross foreign net operating loss carryforwards. The US federal, state and city net operating losses begin to expire in the year 2035. Federal net operating losses incurred in tax year 2018 and beyond do not expire. The Company has $66,887 of federal net operating losses with an indefinite life. Canadian net operating losses can be carried forward 20 years and French & Monaco net operating losses can be carried forward indefinitely.

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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Based on the Company having undergone multiple ownership changes throughout its history, limited NOLs are subject to limitation at varying rates each year. Of the Company's $78,974 of total gross federal NOLs, approximately $3,580 of the Company’s NOL carryforwards are subject to limitation. In addition, approximately $1,459 of NOLs and $112 of R&D Credits are expected to expire unused. The deferred tax assets associated with these attributes that are expected to expire without utilization have not been included within the deferred tax asset table or discussion above. There are approximately $75,394 of NOLs available to offset taxable income as of December 31, 2024. NOLs will continue to become available through 2037.

The Company files tax returns in the U.S. federal, Canada, France, Monaco and various US state and local jurisdictions and is subject to examination by tax authorities. The Company has reported US net operating losses dating back to inception. The IRS may examine records from the year a loss occurred when a net operating loss is applied. Thus, the Company is subject to U.S. federal income tax examinations for all years. The statute in other jurisdictions is generally 3-4 years but could be extended in certain circumstances.
Note 10 – Net Loss per Common Share
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

A reconciliation of net loss and common share amounts used in the computation of basic and diluted loss per common share is presented below.

	Year Ended December 31,
	2024	2023
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(27,307)	$(56,076)

Total weighted-average basic common shares outstanding	77,499,423	73,524,476

Net loss income per common share:
Basic and diluted loss per common share	$(0.35)	$(0.76)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the years ended December 31, 2024 and 2023 because the effect of their inclusion would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Warrants to purchase shares of common stock	14,166,644	14,166,644
Options to purchase shares of common stock	5,124,516	7,217,074
Restricted shares of common stock	9,286,110	5,259,982
Total potentially dilutive securities	28,577,270	26,643,700
Note 11 – Related Party Transactions
The Company occasionally engages in transactions for certain air charter services with jet operators who are part of the portfolio of RedBird Capital Partners Management LLC, which is an investor in the Company. Additionally, one member of the Company’s Board was a Partner of an affiliated company of RedBird Capital Partners Management LLC until December 2024.

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

For the year ended December 31, 2024 and 2023, the Company paid these jet operators approximately $317 and $369, respectively for air charter services. These costs were recorded within Cost of revenue on the Company’s consolidated statements of operations.
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
As of December 31, 2024, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as discussed in Note 6 – Operating Right-of-Use Asset and Operating Lease Liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation	Immediate Termination (1)	Termination for Convenience (2)
2025	$5,789	$5,021	$1,586
2026	5,417	5,417	—
2027	2,596	2,596	—
Thereafter	—	—	—
(1) Within total unfulfilled obligation, the following amounts are where Blade has the ability for immediate termination if a government authority enacts travel restrictions.
(2) Within total unfulfilled obligation, the following amounts are where Blade could terminate for convenience upon 60 days’ notice, with a one-year annual minimum guarantee being pro-rated as of the termination date.

Legal and Environmental
From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of December 31, 2024, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

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

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $1.0 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.
Note 13 – Warrant Liabilities
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

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. See Note 14 – Fair Value Measurements for additional information.

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
Note 14 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2024	December 31, 2023
Assets
Money market fund (1)	1	$13,751	$25,064
		$13,751	$25,064

Liabilities
Warrant liabilities - Public Warrants	1	$3,758	$3,208
Warrant liabilities - Private Warrants	2	2,050	1,750
Fair value of aggregate warrant liabilities		$5,808	$4,958
(1) As of December 31, 2024 and 2023, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.

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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2023	$4,583	$2,500	$7,083
Change in fair value of warrant liabilities	(1,375)	(750)	(2,125)
Fair value as of December 31, 2023	$3,208	$1,750	$4,958
Change in fair value of warrant liabilities	550	300	850
Fair value as of December 31, 2024	$3,758	$2,050	$5,808
Note 15 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the

BLADE AIR MOBILITY, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of December 31, 2024 or 2023.

Share Repurchase Program

On March 20, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company’s common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Company’s stock repurchase programs may be suspended, modified or discontinued by the Board at any time without prior notice at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and the Board’s (or its designees’) determination as to the appropriate use of our cash.

During the three months ended December 31, 2024, the Company did not repurchase any shares of common stock. During the year ended December 31, 2024, the Company repurchased 80,102 shares of common stock in the open market. The average price per share was $3.00, resulting in a total aggregate amount of approximately $244. All share repurchases have been retired. There remains a potential repurchase capacity of approximately $19.8 million under the stock repurchase program that was announced on March 20, 2024.

The Company follows the cost method for accounting for stock repurchases. All shares repurchased to date have been retired by the Company, and there were no unsettled share repurchases. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings subject to certain limitations. The allocation to additional paid-in capital is determined by applying a percentage, calculated by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. For the year ended December 31, 2024, $163 was deducted from accumulated deficit, and $407 was deducted from additional paid-in capital, in relation to the retirement of the common stock.
Note 16 – Subsequent Events

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

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
2.2(9)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
3.1(2)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
4.1(3)	Specimen Class A Common Stock Certificate of Blade Air Mobility, Inc.
4.2(3)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(4)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
4.4(12)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(6)	Investor Rights Agreement, dated as of December 14, 2020
10.2(6)	Sponsor Letter Agreement, dated as of December 14, 2020
10.3(6)	Form of Support Agreement
10.4(6)	Form of PIPE Subscription Agreement
10.5(6)	Fly Blade, Inc. Amended and Restated Investors’ Rights Agreement, dated January 30, 2018
10.6(6)	Fly Blade, Inc. Amended and Restated Right of First Refusal Co-Sale Agreement, dated January 30, 2018
10.7(6)	Fly Blade, Inc. Amended and Restated Voting Agreement, dated January 30, 2018
10.8(6)	Fly Blade, Inc. 2015 Equity Incentive Plan+
10.9(11)	Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.10(13)	Form of Director and Officer Indemnification Agreement+
10.11(5)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.12(7)	Purchase and Sale Agreement, dated as of September 2, 2021, among Blade Urban Air Mobility, Inc., the Target Companies, Seth Bacon, Scott Wunsch and the Sellers party thereto
10.13(6)	Amended Use Agreement, dated June 1, 2017, by and between Air Pegasus Heliport, Inc. and Fly Blade, Inc.
10.14(6)	Restrictive Covenant Agreement, dated June 1, 2017, by and among Air Pegasus Heliport, Inc., Fly Blade, Inc. and Rob Wiesenthal.
10.15(8)	Blade Air Mobility, Inc. Change in Control Severance Plan and Summary Plan Description+
10.16(8)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)+
10.17(10)	Form of Stock Option Agreement of Fly Blade, Inc.+
10.18(10)	Form of Restricted Stock Unit Award Agreement (Officer)+
10.19(10)	Form of Restricted Stock Unit Award Agreement (Non-Officer)+
10.21(13)	Form of Performance-Based Restricted Stock Unit Award Agreement+
10.22(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc and N84UP LLC†
10.23(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N125XP LLC and M&N Equipment, LLC†
10.24(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by between N154RR LL and Aviation Bridge, LLC†
10.25(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N240V LLC and M&N Equipment, LLC†
10.26(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc., and N682D LLC†
10.27(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N717KV LLC and M&N Equipment, LLC†
10.28(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N800TL LLC and Aviation Bridge, LLC†

10.29(14)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N818LX LLC and M&N Equipment LLC†
10.30*	Amended Flight Benefit Policy for the Board of Directors and Named Executive Officers†
19.1*	Blade Air Mobility, Inc Policy Statement on Securities Trades by Company Officers, Directors and Employees
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Marcum LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1(13)	Blade Air Mobility, Inc. Incentive Compensation Clawback Policy
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	Denotes a management contract or compensatory arrangement
†	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K
(1)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020
(2)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021
(3)	Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021
(4)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019
(5)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 16, 2021
(6)	Incorporated by reference to our Form S-4 (file number 001-39046) filed on January 29, 2021
(7)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 2, 2021
(8)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on December 20, 2021
(9)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 19, 2022
(10)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 9, 2022
(11)	Incorporated by reference to our post-effective amendment to the Form S-1 (file number 001-39046) filed on January 20, 2022
(12)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on March 16, 2023
(13)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on March 12, 2024
(14)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on May 7, 2024

Item 16. Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.
March 13, 2025

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

Signature	Title	Date

/s/ Robert S. Wiesenthal	Chief Executive Officer and Director	March 13, 2025
Robert Wiesenthal	(Principal Executive Officer)

/s/ William A. Heyburn	Chief Financial Officer	March 13, 2025
William A. Heyburn	(Principal Financial Officer)

/s/ Amir M. Cohen	Chief Accounting Officer	March 13, 2025
Amir M. Cohen	(Principal Accounting Officer)

/s/ Eric Affeldt	Chairman of the Board	March 13, 2025
Eric Affeldt

/s/ John Borthwick	Director	March 13, 2025
John Borthwick

/s/ Jane Garvey	Director	March 13, 2025
Jane Garvey

/s/ Andrew Lauck	Director	March 13, 2025
Andrew Lauck

/s/ Kenneth Lerer	Director	March 13, 2025
Kenneth Lerer

/s/ Reginald Love	Director	March 13, 2025
Reginald Love

/s/ Susan Lyne	Director	March 13, 2025
Susan Lyne

/s/ Edward Philip	Director	March 13, 2025
Edward Philip