Form 10-Q
period 2025-03-31
Blade Air Mobility, Inc.
filed 2025-05-12
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 81,017,314 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,830	$18,378
Restricted cash	858	1,269
Accounts receivable, net of allowance of $96 and $112 at March 31, 2025 and December 31, 2024, respectively	22,128	21,591
Short-term investments	85,176	108,757
Prepaid expenses and other current assets	9,320	10,747
Total current assets	152,312	160,742

Non-current assets:
Property and equipment, net	32,568	30,918
Intangible assets, net	13,528	13,653
Goodwill	42,038	41,050
Operating right-of-use asset	8,650	8,876
Other non-current assets	1,454	1,436
Total assets	$250,550	$256,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,505	$12,766
Deferred revenue	8,014	6,656
Operating lease liability, current	3,362	3,304
Total current liabilities	21,881	22,726

Non-current liabilities:
Warrant liability	3,056	5,808
Operating lease liability, long-term	5,706	6,018
Deferred tax liability	175	185
Total liabilities	30,818	34,737

Commitments and Contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 80,973,634 and 79,419,028 shares issued at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid in capital	407,047	407,076
Accumulated other comprehensive income	3,069	1,753
Accumulated deficit	(190,391)	(186,898)
Total stockholders' equity	219,732	221,938

Total Liabilities and Stockholders' Equity	$250,550	$256,675

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$54,306	$51,514

Operating expenses
Cost of revenue	42,328	41,375
Software development	812	670
General and administrative	17,314	17,209
Selling and marketing	1,435	2,128
Total operating expenses	61,889	61,382

Loss from operations	(7,583)	(9,868)

Other non-operating income
Interest income	1,321	2,072
Change in fair value of warrant liabilities	2,752	3,478
Total other non-operating income	4,073	5,550

Loss before income taxes	(3,510)	(4,318)

Income tax benefit	(17)	(84)

Net loss	$(3,493)	$(4,234)

Net loss per share (Note 6):
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)
Weighted-average number of shares outstanding:
Basic	79,891,829	75,796,411
Diluted	79,891,829	75,796,411

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(3,493)	$(4,234)
Other comprehensive income (loss):
Foreign currency translation adjustments for the period	1,316	(851)
Other comprehensive income / (loss)	1,316	(851)
Comprehensive loss	$(2,177)	$(5,085)
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,568,167	—	60	—	—	60
Issuance of common stock upon settlement of restricted stock units	1,465,407	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	4,217	—	—	4,217
Shares withheld related to net share settlement	(1,478,968)	—	(4,306)	—	—	(4,306)
Other comprehensive income	—	—	—	1,316	—	1,316
Net loss	—	—	—	—	(3,493)	(3,493)
Balance as of March 31, 2025	80,973,634	$7	$407,047	$3,069	$(190,391)	$219,732

Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	508,181	—	91	—	—	91
Issuance of common stock upon settlement of restricted stock units	509,565	—	—	—	—	—
Stock-based compensation	—	—	4,318	—	—	4,318
Shares withheld related to net share settlement	(12,119)	—	(37)	—	—	(37)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Other comprehensive loss	—	—	—	(851)	—	(851)
Net loss	—	—	—	—	(4,234)	(4,234)
Balance as of March 31, 2024	77,146,050	$7	$397,477	$3,113	$(163,988)	$236,609

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(3,493)	$(4,234)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	1,697	1,594
Stock-based compensation	4,217	4,318
Change in fair value of warrant liabilities	(2,752)	(3,478)
Gain on lease modification	—	(47)
Accretion of interest income on held-to-maturity securities	(723)	(1,481)
Deferred tax benefit	(17)	(84)
Bad debt expense	30	31
Other	63	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,254	(416)
Accounts receivable	(520)	(2,609)
Other non-current assets	13	(44)
Operating right-of-use assets/lease liabilities	(30)	(27)
Accounts payable and accrued expenses	(2,278)	(10,237)
Deferred revenue	1,293	1,160
Net cash used in operating activities	(246)	(15,551)

Cash Flows From Investing Activities:
Capitalized software development costs	(532)	(311)
Purchase of property and equipment	(2,619)	(816)
Proceeds from disposal of property and equipment	5	—
Purchase of held-to-maturity investments	(84,197)	(77,051)
Proceeds from maturities of held-to-maturity investments	107,750	102,740
Net cash provided by investing activities	20,407	24,562

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	60	91
Taxes paid related to net share settlement of equity awards	(4,306)	(37)
Net cash (used in) / provided by financing activities	(4,246)	54

Effect of foreign exchange rate changes on cash balances	126	(26)
Net increase in cash and cash equivalents and restricted cash	16,041	9,039
Cash and cash equivalents and restricted cash - beginning	19,647	29,021
Cash and cash equivalents and restricted cash - ending	$35,688	$38,060

Reconciliation to unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$34,830	$36,758
Restricted cash	858	1,302
Total cash and cash equivalents and restricted cash	$35,688	$38,060

Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$608	$2,581
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses	—	3,022
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	339	285

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
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior year information has been reclassified to conform to the current period presentation. These reclassified amounts had no impact on our previously reported results of operations or net cash flows from operating, financing or investing activities.
Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at March 31, 2025 and December 31, 2024 were $85,176 and $85,171, and $108,757 and $108,832, respectively. The held-to-maturity securities gross unrealized holding loss for the three months ended March 31, 2025 and 2024 were $5 and $78, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2025. One customer accounted for 11% of the Company’s revenue for the three months ended March 31, 2024.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of March 31, 2025. One customer accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2024.

Major Vendors

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

One vendor accounted for 14% of the Company’s purchases from operating vendors for the three months ended March 31, 2025. One vendor accounted for 14% of the Company’s purchases from operating vendors for the three months ended March 31, 2024.

One vendor accounted for 24% of the Company’s outstanding accounts payable as of March 31, 2025. Two vendors accounted for 15% and 17%, respectively, of the Company’s outstanding accounts payable as of December 31, 2024.

Property and Equipment, Net

	Useful Life (in years)	March 31, 2025	December 31, 2024
Aircraft, engines and related rotable parts (1)	2 - 20	$29,501	$27,206
Furniture and fixtures (2)	5	2,144	2,129
Technology equipment (2)	3	567	564
Leasehold improvements (2)	Shorter of useful life or life of lease	3,535	3,520
Vehicles (1)	5	3,132	2,796
Total property and equipment, gross		38,879	36,215
Less: Accumulated depreciation		(6,311)	(5,297)
Total property and equipment, net		$32,568	$30,918
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within general and administrative expenses.

For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense for property and equipment of $1,033 and $525, respectively. For the three months ended March 31, 2025, the Company disposed of $100 in property and equipment and likewise wrote off previously recognized accumulated depreciation of $35. For the three months ended March 31, 2024, disposals of certain property and equipment were immaterial.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company’s unaudited interim condensed consolidated financial statements, both present and future.
Note 2 – Revenue
Disaggregated Revenue

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended March 31,
	2025	2024
Passenger Segment
Short Distance	$9,280	$9,810
Jet and Other	9,078	5,678
Total	$18,358	$15,488

Medical Segment
MediMobility Organ Transport	$35,948	$36,026
Total	$35,948	$36,026

Total Revenue	$54,306	$51,514
Contract Liabilities

Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2025 and December 31, 2024, the Company’s contract liability balance is $8,014 and $6,656 respectively, and is recorded as deferred revenue on its unaudited interim condensed consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company.

The table below presents a roll forward of the contract liability balance:

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$6,656	$6,845
Additions	14,080	11,960
Revenue recognized	(12,722)	(10,824)
Balance, end of period	$8,014	$7,981
For the three months ended March 31, 2025, the Company recognized $3,060 of revenue that was included in the contract liability balance as of January 1, 2025. For the three months ended March 31, 2024, the Company recognized $2,095 of revenue that was included in the contract liability balance as of January 1, 2024.
The Company’s quarterly financial data is subject to seasonal fluctuations. Historically, its second and third quarter (ended on June 30 and September 30, respectively) financial results have reflected higher Passenger travel demand and were better than the first and fourth quarter financial results.
Note 3 – Stock-Based Compensation

Stock Option Awards
All of the outstanding stock option awards are fully vested. To date, there have been no stock option awards granted under the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (the “Plan”).

Following is a summary of stock option activities for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2025	5,124,516	$0.19	$0.23	3.0
Exercised	(1,568,167)	0.18	0.11		$4,693
Forfeited	—	—	—
Outstanding – March 31, 2025	3,556,349	$0.19	$0.29	3.5	$9,025
Exercisable as of March 31, 2025	3,556,349	$0.19	$0.29	3.5	$9,025
For the three months ended March 31, 2025 and 2024, the Company recorded no stock option expense. As of March 31, 2025, there are no remaining stock options subject to amortization.
Restricted Stock Units

During the three months ended March 31, 2025, the Company granted an aggregate of 3,110,634 restricted stock units (“RSUs”), of which 929,786 were to various employees, officers, directors, consultants, and service providers and 2,180,848 were performance-based restricted stock units (“PSUs”) granted to named executive officers and key employees under the Plan (as defined above).

The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. The PSUs granted during the three months ended March 31, 2025 have a three-year service period ending on December 31, 2027 and will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company. Each PSU represents the right to receive one share of the Company’s common stock. The grant date fair value of these PSUs was $3.01 per share. Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	9,286,110	$4.10
Granted	3,110,634	3.18
Vested	(1,465,407)	4.22
Forfeited	(51,474)	3.50
Non-vested – March 31, 2025 (1)	10,879,863	$3.82
(1) 5,883,703 are PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company as discussed above.
For the three months ended March 31, 2025 and 2024, the Company recorded $4,217 and $4,318, respectively, in employee and officers restricted stock compensation expense. As of March 31, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $35,172 and will be recognized over a weighted average period of 2.6 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Software development (1)	$112	$(20)
General and administrative (1)	3,987	4,197
Selling and marketing	112	366
Total stock-based compensation expense (2)	$4,211	$4,543
(1) For the three months ended March 31, 2024, a cumulative adjustment of $181 was recorded due to the forfeiture of restricted stock units of certain former employees.
(2) Stock-based compensation expense for the three months ended March 31, 2025 includes a $(6) net accrual reversal. For the three months ended March 31, 2024, stock-based compensation expense included $225 of accrued expense.
Note 4 – Segment and Geographic Information

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Prior period segment results have been recast to reflect the updated methodology to ensure comparability. Refer to the discussion above for further detail.

	Three Months Ended March 31, 2025
	Passenger	Medical	Total
Revenue	$18,358	$35,948	$54,306
Less segment expenses
Cost of revenue	(14,314)	(28,014)
Adjusted selling, general and administrative expense (1)	(3,990)	(3,836)
Total Segment Adjusted EBITDA	$54	$4,098	$4,152
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(5,390)
Depreciation and amortization (3)			(1,697)
Stock-based compensation			(4,211)
Change in fair value of warrant liabilities			2,752
Interest income			1,321
Legal and regulatory advocacy fees (4)			(358)
Other (5)			(79)
Loss before income taxes			$(3,510)

Other Segment Disclosures
Capital Expenditures
Purchase of aircraft and engines (6)	$—	$690	$690
Other purchases of property and equipment (7)	—	1,929	1,929
Total segment capital expenditures	$—	$2,619	$2,619
(1) Adjusted selling, general and administrative expense are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent normal recurring expenses: depreciation and amortization, stock-based compensation, certain legal and regulatory advocacy fees, merger and acquisition (M&A) transaction costs and restructuring costs related to Blade Europe.
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) Includes $755 of depreciation for owned aircraft and vehicles included in Cost of revenue.
(4) Represents legal advocacy fees primarily related to the Drulias lawsuit (see “— Legal and Environmental” within Note 7) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(5) Other includes M&A transaction costs of $17 and restructuring costs of $62 associated with a reorganization of Blade Europe.
(6) Represents capital expenditures for initial aircraft and engines acquisitions, excluding subsequent capitalized maintenance.
(7) Other purchases of property and equipment includes capitalized maintenance for aircraft, leasehold improvements, vehicles, and technology equipment.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Passenger	Medical	Total
Revenue	$15,488	$36,026	$51,514
Less Segment expenses
Cost of revenue	(13,379)	(27,996)
Adjusted selling, general and administrative expense (1)	(4,760)	(3,621)
Total Segment Adjusted EBITDA	$(2,651)	$4,409	$1,758
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(5,304)
Depreciation and amortization (3)			(1,594)
Stock-based compensation			(4,543)
Change in fair value of warrant liabilities			3,478
Interest income			2,072
Legal and regulatory advocacy fees (4)			(123)
M&A transaction costs			(62)
Loss before income taxes			$(4,318)

Other Segment disclosures
Capital expenditures
Other purchases of property and equipment	$15	$750	$765
Total segment capital expenditures	$15	$750	$765
General corporate capital expenditures			51
Total capital expenditures	$15	$750	$816
(1) Adjusted selling, general and administrative expenses are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent recurring expenses: depreciation and amortization, stock-based compensation, certain legal and regulatory advocacy fees and M&A transaction costs.
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) Includes $82 of depreciation for owned vehicles included in Cost of revenue.
(4) Represents certain legal advocacy fees primarily related to the Drulias lawsuit that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.

	March 31, 2025	December 31, 2024
Goodwill
Passenger	$26,498	$25,510
Medical	15,540	15,540
Total goodwill	$42,038	$41,050

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue
United States	$48,369	$45,301
Other	5,937	6,213
Total revenue	$54,306	$51,514

	March 31, 2025	December 31, 2024
Long-lived assets
United States	$40,062	$38,540
Other	1,156	1,254
Total long-lived assets	$41,218	$39,794
Note 5 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for any discrete transactions occurring during the period. There were no discrete events in the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, income tax benefit was $17 and $84, respectively. The tax benefit is attributable to Blade Monaco. The difference in the tax benefit in the 2025 period compared to the 2024 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, with no offsetting tax benefits arising from the Company’s U.S. and France net operating losses.
Note 6 – Net Loss per Common Share
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

A reconciliation of net loss and common share amounts used in the computation of basic and diluted loss per common share is presented below.

	Three Months Ended March 31,
	2025	2024
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(3,493)	$(4,234)

Total weighted-average basic common shares outstanding	79,891,829	75,796,411

Net loss income per common share:
Basic and diluted loss per common share	$(0.04)	$(0.06)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three months ended March 31, 2025 and 2024 because the effect of their inclusion would be anti-dilutive:

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Warrants to purchase shares of common stock	14,166,644	14,166,644
Options to purchase shares of common stock	3,556,349	6,708,893
Restricted shares of common stock	10,879,863	11,467,011
Total potentially dilutive securities	28,602,856	32,342,548
Note 7 – Commitments and Contingencies
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
As of March 31, 2025, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as included in the operating right-of-use asset and lease liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation
2025	$4,882
2026	6,127
2027	2,596
Thereafter	—

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of March 31, 2025, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $0.6 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.
Note 8 – Warrant Liabilities
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

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited interim condensed consolidated statements of operations. See Note 9 – Fair Value Measurements for additional information.

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
Note 9 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2025	December 31, 2024
Assets
Money market fund (1)	1	$25,484	$13,751
		$25,484	$13,751

Liabilities
Warrant liabilities - Public Warrants	1	$1,977	$3,758
Warrant liabilities - Private Warrants	2	1,079	2,050
Fair value of aggregate warrant liabilities		$3,056	$5,808
(1) As of March 31, 2025 and December 31, 2024, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.

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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2025	$3,758	$2,050	$5,808
Change in fair value of warrant liabilities	(1,781)	(971)	(2,752)
Fair value as of March 31, 2025	$1,977	$1,079	$3,056

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 10 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of March 31, 2025 or December 31, 2024.

Share Repurchase Program

On March 20, 2024, the Company announced that its Board had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company’s common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Company’s stock repurchase programs may be suspended, modified or discontinued by the Board at any time without prior notice at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and the Board’s (or its designees’) determination as to the appropriate use of our cash.

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of common stock. As of March 31, 2025, there remains a potential repurchase capacity of approximately $19.8 million under the stock repurchase program that was announced on March 20, 2024.

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

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
•reliance on certain customers;
•competition from providers with proprietary organ preservation technology or additional capabilities;
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
•our ability to maintain effective internal controls and disclosure controls; and
•the other factors described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.
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

Blade operates in three key product lines across two segments (see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements included herein for further information on reportable segments):

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
Medical Segment
•MediMobility Organ Transport – Consisting primarily of transportation of human organs for transplant and/or the medical teams supporting these services. Blade also offers additional services including donor logistics coordination and support evaluating potential donor organs through our Trinity Organ Placement Services (“TOPS”) offering.
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

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended March 31,
	2025	2024
Seats flown – all passenger flights (1)	13,884	13,286
(1) Prior year amounts have been updated to conform to current period presentation.
We discontinued our operations in Canada on August 31, 2024. As a result, the Seats Flown metric above excludes activity in Canada for the three months ended March 31, 2024, which Seats Flown in Canada amounted to 14,120.
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

MediMobility Organ Transport products are typically purchased through our medical logistics coordinators and are paid for principally via checks and wires. Payments are generally collected after the performance of the related service in accordance with the client’s payment terms. The revenue is recognized when the service is completed.
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company’s owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.

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
Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$54,306	$51,514

Operating expenses
Cost of revenue	42,328	41,375
Software development	812	670
General and administrative	17,314	17,209
Selling and marketing	1,435	2,128
Total operating expenses	61,889	61,382

Loss from operations	(7,583)	(9,868)

Other non-operating income
Interest income	1,321	2,072
Change in fair value of warrant liabilities	2,752	3,478
Total other non-operating income	4,073	5,550

Loss before income taxes	(3,510)	(4,318)

Income tax benefit	(17)	(84)

Net loss	$(3,493)	$(4,234)

Comparison of Three Months Ended March 31, 2025 and 2024

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$9,280	$9,810	(5.4)%
Jet and Other	9,078	5,678	59.9%
MediMobility Organ Transport	35,948	36,026	(0.2)%
Total Revenue	$54,306	$51,514	5.4%

For the three months ended March 31, 2025 and 2024, revenue increased by $2.8 million or 5.4%, from $51.5 million in 2024 to $54.3 million in 2025.
Short Distance revenue decreased by $0.5 million or (5.4)% from $9.8 million in 2024 to $9.3 million in 2025. The decrease in Short Distance was primarily driven by the termination of our Canada routes in August 2024 for a $2.6 million decrease. This was partially offset by increased activity in Europe for a $1.9 million increase, which was attributable to the reorganization of the sales team and better weather conditions compared with the prior year period.

Jet and Other revenue increased by $3.4 million, or 59.9%, from $5.7 million in 2024 to $9.1 million in 2025. This increase was driven primarily by growth in jet charters both through higher volumes and higher revenue per flight.
MediMobility Organ Transport revenue decreased by $(0.1) million or (0.2)% from $36.0 million in 2024 to $35.9 million in 2025 as increases in ground, TOPS and other revenue were more than offset by lower air flight hours. The reduction in flight hours was driven by: (i) lower than average air trip volumes from our contracted customer base during the quarter; and (ii) reduced repositioning flight hours due to basing aircraft closer to our clients, providing efficiencies and improved service, but contributing to reduced flight hours per trip. This was partially offset by increased air trips from transient, non-contracted customers.
Cost of Revenue

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Cost of revenue	$42,328	$41,375	2.3%
Percentage of revenue	78%	80%

For the three months ended March 31, 2025 and 2024, cost of revenue increased by $1.0 million, or 2.3%, from $41.4 million during 2024 to $42.3 million in 2025 driven by increased revenue.
Cost of revenue as a percentage of revenue decreased by 2 percentage points from 80% to 78%, driven by: (i) revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the restructuring implemented in October 2024; (ii) improved performance in the jet charter product; and (iii) the discontinuation of Canada in August 2024, which operated with a high cost of revenue to revenue ratio.

Software Development

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Software development	$812	670	21.2%
Percentage of revenue	1%	1%
For the three months ended March 31, 2025 and 2024, software development costs increased by $0.1 million, or 21.2%, from $0.7 million during 2024 to $0.8 million in 2025. This increase was primarily due to increased stock-based compensation costs of $0.1 million due to a forfeiture in the prior year period.
General and Administrative

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
General and administrative	$17,314	$17,209	0.6%
Percentage of revenue	32%	33%
For the three months ended March 31, 2025 and 2024, general and administrative expense increased by $0.1 million, or 0.6%, from $17.2 million in 2024 to $17.3 million in 2025.

The primary drivers for the increase were: (i) a $0.9 million increase in expenses related to the owned aircraft, including pilot training, hangar costs and insurance (which did not exist in the prior year period); and (ii) a $0.2 million increase in legal and regulatory advocacy fees primarily related to the Drulias lawsuit discussed in “— Legal and Environmental” within Note 7. These were partially offset by a $0.6 million decrease in intangibles amortization costs and a $0.3 million decrease in other professional fees with lower audit and legal fees.
Selling and Marketing

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Selling and marketing	$1,435	$2,128	(32.6)%
Percentage of revenue	3%	4%
For the three months ended March 31, 2025 and 2024, selling and marketing expense decreased by $(0.7) million, or (32.6)%, from $2.1 million in 2024 to $1.4 million in 2025. The decrease is attributable primarily to a $0.3 million decrease in media spend in both the US and Europe markets, and a $0.4 million decrease in staff related costs (inclusive of a $0.2 million decrease in stock based-compensation).
Other Non-Operating Income

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Interest income, net	$1,321	$2,072
Change in fair value of warrant liabilities	2,752	3,478
Total other non-operating income	$4,073	$5,550	(26.6)%
For the three months ended March 31, 2025, total other non-operating income consisted of $1.3 million interest income, attributable to our short-term investments and our money market funds; and $2.8 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the three months ended March 31, 2024, total other non-operating income consisted of $2.1 million interest income, attributable to our short-term investments and our money market funds; and $3.5 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Segment Results of Operations

We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 4 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated:

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$18,358	$15,488	18.5%
Medical	35,948	36,026	(0.2)%
Total revenue	$54,306	$51,514	5.4%

Segment Adjusted EBITDA
Passenger	$54	$(2,651)	NM(4)
Medical	4,098	4,409	(7.1)%
Adjusted unallocated corporate expenses and software development (1)	(5,390)	(5,304)	1.6%
Total Adjusted EBITDA (2)	$(1,238)	$(3,546)	(65.1)%

Segment Adjusted EBITDA Margin (3)
Passenger	0.3%	(17.1)%
Medical	11.4%	12.2%
Adjusted EBITDA Margin (3)	(2.3)%	(6.9)%
(1) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(2) Total Adjusted EBITDA is a non-GAAP measure. See section titled “Reconciliations of Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure.
(3) Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue. Segment Adjusted EBITDA is defined as segment Adjusted EBITDA as a percentage of segment revenue.
(4) Percentage not meaningful.

Passenger Segment

For the three months ended March 31, 2025 and 2024, Passenger revenue increased by $2.9 million, or 18.5%, from $15.5 million in 2024 to $18.4 million in 2025. The increase was attributable to a $3.4 million increase in Jet and Other partially offset by a $(0.5) million decrease in Short Distance. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2025 and 2024—Revenue” for more details.
Passenger Adjusted EBITDA improved by $2.7 million for the three months ended March 31, 2025 from $(2.7) million in the same period of 2024 to $0.1 million in 2025. This improvement was primarily driven by higher revenue combined with lower cost of revenue as a percentage of revenue in Europe and Jet charter, contributing a $1.9 million improvement. An additional $0.7 million improvement was driven by lower sales and general and administrative expenses, primarily reflecting a $0.5 million reduction in staff-related costs.

Medical Segment

For the three months ended March 31, 2025 and 2024, Medical revenue decreased by $(0.1) million, or 0.2%, from $36.0 million in 2024 to $35.9 million in 2025. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended March 31, 2025 and 2024—Revenue” for more details.

Medical Adjusted EBITDA decreased by $0.3 million, or (7.1)%, for the three months ended March 31, 2025 from $4.4 million in the same period of 2024 to $4.1 million in 2025. The decrease is largely attributable to lower utilization of our owned fleet, driven by increased maintenance downtime relative to the prior year period.

Consolidated Net Loss, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin, and Flight Margin

The following table presents our consolidated Net Loss, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin and Flight Margin results:

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Net Loss	$(3,493)	$(4,234)	(17.5)%
Adjusted EBITDA(1)	$(1,238)	$(3,546)	(65.1)%
Gross Profit	$8,093	$5,852	38.3%
Flight Profit(1)	$11,978	$10,139	18.1%
Gross Margin	14.9%	11.4%
Flight Margin(1)	22.1%	19.7%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.

Comparison of the Three Months Ended March 31, 2025 and 2024

Net loss improved by $0.7 million for the three months ended March 31, 2025 from $(4.2) million in the same period of 2024 to $(3.5) million in 2025. See Results of Operations for further discussion.

Adjusted EBITDA improved by $2.3 million for the three months ended March 31, 2025 from $(3.5) million in the same period of 2024 to $(1.2) million in 2025. The improvement is attributable to an Adjusted EBITDA improvement of $2.7 million in Passenger, partially offset by reductions in Medical of $0.3 million and in Adjusted unallocated corporate costs and software development of $0.1 million.

Gross Profit increased by $2.2 million for the three months ended March 31, 2025 from $5.9 million in the same period of 2024 to $8.1 million in 2025. Flight Profit increased by $1.8 million, or 18%, for the three months ended March 31, 2025 from $10.1 million in the same period of 2024 to $12.0 million in 2025, attributable to a 5.4% increase in revenue coupled with higher Flight Margin (as discussed below).

Gross Margin increased from 11.4% in the three months ended March 31, 2024 to 14.9% in the same period of 2025. Flight Margin increased from 19.7% in the three months ended March 31, 2024 to 22.1% in the same period of 2025, attributable primarily to: (i) revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the restructuring implemented in October 2024; (ii) improved performance in the jet charter product; and (iii) the discontinuation of Canada in August 2024, which operated with a low flight margin.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net loss	$(3,493)	$(4,234)
Add (deduct):
Depreciation and amortization	1,697	1,594
Stock-based compensation	4,211	4,543
Change in fair value of warrant liabilities	(2,752)	(3,478)
Interest income	(1,321)	(2,072)
Income tax benefit	(17)	(84)
Legal and regulatory advocacy fees (1)	358	123
Other (2)	79	62
Adjusted EBITDA	$(1,238)	$(3,546)
Revenue	$54,306	$51,514
Adjusted EBITDA as a percentage of revenue	(2.3)%	(6.9)%
(1) Includes legal advocacy fees that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. For the three months ended March 31, 2025 and 2024 these costs were related primarily to the Drulias lawsuit (see “— Legal and Environmental” within Note 7).
(2) For the three months ended March 31, 2025, Other includes M&A transaction costs and legal costs in connection with the reorganization of Blade Europe. For the three months ended March 31, 2024, Other represents M&A transaction costs.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company’s flight and ground operations, as they focus solely on the non-discretionary direct costs associated with generating revenue such as third-party variable costs and costs of owning and operating Blade’s owned aircraft.

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

Reconciliation of Gross Profit to Flight Profit

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Revenue	$54,306	$51,514
Less:
Cost of revenue (1)	42,328	41,375
Depreciation and amortization (2)	758	1,240
Stock-based compensation	41	78
Other (3)	3,086	2,969
Gross Profit	$8,093	$5,852
Gross Margin	14.9%	11.4%

Gross Profit	$8,093	$5,852
Reconciling items:
Depreciation and amortization (2)	758	1,240
Stock-based compensation	41	78
Other (3)	3,086	2,969
Flight Profit	$11,978	$10,139
Flight Margin	22.1%	19.7%
(1) Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft and vehicles, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company’s owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
(2) Represents real estate depreciation and intangibles amortization included within general and administrative.
(3) Other costs include credit card processing fees, direct staff costs (primarily customer facing, logistics and coordination), commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025 and December 31, 2024, we had total liquidity of $120.0 million and $127.1 million, respectively, consisting of cash and cash equivalents of $34.8 million and $18.4 million, respectively, and short-term investments of $85.2 million and $108.8 million, respectively. In addition, as of March 31, 2025 and December 31, 2024, we had restricted cash of $0.9 million and $1.3 million, respectively. As of March 31, 2025, $85.2 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $120.0 million of total liquid funds as of March 31, 2025, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report.
Liquidity Requirements
As of March 31, 2025, the Company had net working capital of $130.4 million, cash and cash equivalents of $34.8 million and short-term investments of $85.2 million. The Company had net losses of $3.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of March 31, 2025, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $4.9 million and $6.1 million for the years ending December 31, 2025 and 2026, respectively. See “—Capacity Purchase Agreements” within Note 7 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $1.6 million and $2.1 million for the years ending December 31, 2025 and 2026, respectively.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to spend $0.6 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.

On March 20, 2024, we announced that our Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company's common stock, exclusive of any fees, commissions or other expenses related to such repurchases. No shares were repurchased in the quarter ended March 31, 2025. As of March 31, 2025, there remains a potential repurchase capacity of approximately $19.8 million under the stock repurchase program that was announced on March 20, 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash.

Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(246)	$(15,551)
Net cash provided by investing activities	20,407	24,562
Net cash (used in) / provided by financing activities	(4,246)	54
Effect of foreign exchange rate changes on cash balances	126	(26)
Net increase in cash and cash equivalents and restricted cash	$16,041	$9,039
Cash Used In Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $0.2 million, driven by a net loss of $3.5 million and $0.7 million of cash provided by working capital, adjusted for non-cash items consisting of stock-based compensation expense of $4.2 million, depreciation and amortization of $1.7 million, non-cash accretion of interest income on held-to-maturity securities of $0.7 million and income from change in fair value of warrant liabilities of $2.8 million. The $0.7 million of cash provided by working capital was primarily driven by a decrease in prepaid expenses and other current assets of $2.3 million, driven by VAT refunds and decrease in prepaid operator payments, and an increase in deferred revenue of $1.3 million attributable to customer prepayments; partially offset by a decrease in accounts payable and accrued expenses of $2.3 million, driven by the payment of the 2024 short term incentive plan and an increase in accounts receivable of $0.5 million.
For the three months ended March 31, 2024, net cash used in operating activities was $15.6 million, driven by a net loss of $4.2 million and $12.2 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $4.3 million, depreciation and amortization of $1.6 million, non-cash accretion of interest income on held-to-maturity securities of $1.5 million, income from change in fair value of warrant liabilities of $3.5 million, and a deferred tax benefit of $0.1 million. The $12.2 million cash used for working capital was primarily driven by a decrease in accounts payable and accrued expenses of $10.2 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan, an increase in accounts receivable of $2.6 million (attributable to the revenue growth in the Medical segment), and an increase in prepaid expenses and other current assets of $0.4 million, driven by prepayments made to operators in connection with capacity purchase agreements; partially offset by an increase in deferred revenue of $1.2 million (driven by client prepayments).
Cash Provided by Investing Activities
For the three months ended March 31, 2025, net cash provided by investing activities was $20.4 million, driven by $107.8 million of proceeds from maturities of held-to-maturity investments, offset by $84.2 million in purchases of held-to-maturity investments, $2.6 million in purchases of property and equipment, consisting primarily of a spare engine and aircraft related capitalized maintenance costs for our fleet, and $0.5 million in capitalized software development costs.
For the three months ended March 31, 2024, net cash provided by investing activities was $24.6 million, driven by $102.7 million of proceeds from maturities of held-to-maturity investments offset by $77.1 million in purchases of held-to-maturity investments, $0.8 million in purchases of property and equipment, consisting of leasehold improvements and furniture and fixtures for new office space in Arizona used by the Medical segment, and purchase of vehicles used in generating revenue by the Medical segment, and $0.3 million in capitalized software development costs.
Cash (Used In) / Provided by Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $4.2 million, driven by $4.3 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”).

For the three months ended March 31, 2024, net cash provided by financing activities was $0.1 million, primarily reflecting proceeds from the exercise of stock options.

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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies and estimates as of March 31, 2025.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 7 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*(3)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*(3)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
+ Denotes a management contract or compensatory arrangement
(1)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(2)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: May 12, 2025	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2025	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)