Form 10-Q
period 2025-06-30
Blade Air Mobility, Inc.
filed 2025-08-05
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, there were 81,695,605 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

BLADE AIR MOBILITY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$58,754	$18,378
Restricted cash	1,564	1,269
Accounts receivable, net of allowance of $315 and $112 at June 30, 2025 and December 31, 2024, respectively	28,172	21,591
Short-term investments	54,666	108,757
Prepaid expenses and other current assets	13,324	10,747
Total current assets	156,480	160,742

Non-current assets:
Property and equipment, net	33,697	30,918
Intangible assets, net	13,580	13,653
Goodwill	44,251	41,050
Operating right-of-use asset	8,453	8,876
Other non-current assets	1,458	1,436
Total assets	$257,919	$256,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,679	$12,766
Deferred revenue	9,112	6,656
Operating lease liability, current	3,521	3,304
Total current liabilities	26,312	22,726

Non-current liabilities:
Warrant liability	2,979	5,808
Operating lease liability, long-term	5,318	6,018
Deferred tax liability	210	185
Total liabilities	34,819	34,737

Commitments and Contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 81,695,605 and 79,419,028 shares issued at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid in capital	411,259	407,076
Accumulated other comprehensive income	5,968	1,753
Accumulated deficit	(194,134)	(186,898)
Total stockholders' equity	223,100	221,938

Total Liabilities and Stockholders' Equity	$257,919	$256,675

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$70,801	$67,945	$125,107	$119,459

Operating expenses
Cost of revenue	53,064	51,591	95,392	92,966
Software development	915	971	1,727	1,641
General and administrative	20,142	25,136	37,456	42,345
Selling and marketing	1,634	2,396	3,069	4,524
Total operating expenses	75,755	80,094	137,644	141,476

Loss from operations	(4,954)	(12,149)	(12,537)	(22,017)

Other non-operating income
Interest income	1,155	1,788	2,476	3,860
Change in fair value of warrant liabilities	77	(913)	2,829	2,565
Total other non-operating income	1,232	875	5,305	6,425

Loss before income taxes	(3,722)	(11,274)	(7,232)	(15,592)

Income tax expense (benefit)	21	52	4	(32)

Net loss	$(3,743)	$(11,326)	$(7,236)	$(15,560)

Net loss per share (Note 6):
Basic	$(0.05)	$(0.15)	$(0.09)	$(0.20)
Diluted	$(0.05)	$(0.15)	$(0.09)	$(0.20)
Weighted-average number of shares outstanding:
Basic	81,297,402	77,603,604	80,598,483	76,700,008
Diluted	81,297,402	77,603,604	80,598,483	76,700,008

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,743)	$(11,326)	$(7,236)	$(15,560)
Other comprehensive income (loss):
Foreign currency translation adjustments for the period	2,899	(336)	4,215	(1,187)
Other comprehensive income / (loss)	2,899	(336)	4,215	(1,187)
Comprehensive loss	$(844)	$(11,662)	$(3,021)	$(16,747)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2025	80,973,634	$7	$407,047	$3,069	$(190,391)	$219,732
Issuance of common stock upon exercise of stock options	43,680	—	14	—	—	14
Issuance of common stock upon settlement of restricted stock units	985,270	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,349	—	—	5,349
Shares withheld related to net share settlement	(306,979)	—	(1,151)	—	—	(1,151)
Other comprehensive income	—	—	—	2,899	—	2,899
Net loss	—	—	—	—	(3,743)	(3,743)
Balances as of June 30, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100

Balance as of April 1, 2024	77,146,050	$7	$397,477	$3,113	$(163,988)	$236,609
Issuance of common stock upon exercise of stock options	123,282	—	22	—	—	22
Issuance of common stock upon settlement of restricted stock units	1,077,067	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,647	—	—	5,647
Shares withheld related to net share settlement	(332,212)	—	(986)	—	—	(986)
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(336)	—	(336)
Net loss	—	—	—	—	(11,326)	(11,326)
Balances as of June 30, 2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,611,847	—	74	—	—	74
Issuance of common stock upon settlement of restricted stock units	2,450,677	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,566	—	—	9,566
Shares withheld related to net share settlement	(1,785,947)	—	(5,457)	—	—	(5,457)
Other comprehensive income	—	—	—	4,215	—	4,215
Net loss	—	—	—	—	(7,236)	(7,236)
Balances as of June 30, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100

Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	631,463	—	113	—	—	113
Issuance of common stock upon settlement of restricted stock units	1,586,632	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,965	—	—	9,965
Shares withheld related to net share settlement	(344,331)	—	(1,023)	—	—	(1,023)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(1,187)	—	(1,187)
Net loss	—	—	—	—	(15,560)	(15,560)
Balances as of June 30, 2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

BLADE AIR MOBILITY, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(7,236)	$(15,560)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	3,473	3,153
Stock-based compensation	9,566	9,965
Change in fair value of warrant liabilities	(2,829)	(2,565)
Excess of lease liability over operating right-of-use assets	—	(123)
Gain on lease modification	—	(53)
Accretion of interest income on held-to-maturity securities	(1,508)	(2,297)
Deferred tax benefit	4	(32)
Impairment of intangible assets	—	5,759
Bad debt expense	385	202
Other	43	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,650)	5,958
Accounts receivable	(6,777)	(6,967)
Other non-current assets	74	466
Operating right-of-use assets/lease liabilities	(61)	39
Accounts payable and accrued expenses	914	(7,525)
Deferred revenue	2,292	2,454
Net cash used in operating activities	(3,310)	(7,122)

Cash Flows From Investing Activities:
Capitalized software development costs	(961)	(1,056)
Purchase of property and equipment	(4,918)	(16,979)
Proceeds from disposal of property and equipment	69	—
Purchase of held-to-maturity investments	(96,403)	(77,051)
Proceeds from maturities of held-to-maturity investments	151,300	102,740
Net cash provided by investing activities	49,087	7,654

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	74	113
Taxes paid related to net share settlement of equity awards	(5,457)	(1,023)
Repurchase and retirement of common stock	—	(244)
Net cash used in financing activities	(5,383)	(1,154)

Effect of foreign exchange rate changes on cash balances	277	(33)
Net increase (decrease) in cash and cash equivalents and restricted cash	40,671	(655)
Cash and cash equivalents and restricted cash - beginning	19,647	29,021
Cash and cash equivalents and restricted cash - ending	$60,318	$28,366

Reconciliation to unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$58,754	$26,308
Restricted cash	1,564	2,058
Total cash and cash equivalents and restricted cash	$60,318	$28,366

Supplemental cash flow information
Cash paid for:
Income Taxes paid	$23	$—
Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$1,200	$6,358
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses	—	3,022
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	234	3,633
Derecognition of ROU assets and lease liability	—	(6,367)

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
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior year information has been reclassified to conform to the current period presentation. These reclassified amounts had no impact on our previously reported results of operations or net cash flows from operating, financing or investing activities.
Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at June 30, 2025 and December 31, 2024 were $54,666 and $54,659, and $108,757 and $108,832, respectively. The held-to-maturity securities gross unrealized holding loss as of June 30, 2025 and 2024 were $7 and $98, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three months ended June 30, 2025 and 2024. No single customer accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2025. One customer accounted for 11% of the Company’s revenue for the six months ended June 30, 2024.

One customer accounted for 10% of the Company’s outstanding accounts receivable as of June 30, 2025. One customer accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2024.

Major Vendors

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

One vendor accounted for 13% of the Company’s purchases from operating vendors for the three months ended June 30, 2025. No single vendor accounted for 10% or more of the Company’s purchases from operating vendors for the three months ended June 30, 2024.

One vendor accounted for 13% of the Company’s purchases from operating vendors for the six months ended June 30, 2025. One vendor accounted for 11% of the Company’s purchases from operating vendors for the six months ended June 30, 2024.

One vendor accounted for 12% of the Company’s outstanding accounts payable as of June 30, 2025. Two vendors accounted for 15% and 17%, respectively, of the Company’s outstanding accounts payable as of December 31, 2024.

Property and Equipment, Net

	Useful Life (in years)	June 30, 2025	December 31, 2024
Aircraft, engines and related rotable parts (1)	2 - 20	$31,213	$27,206
Vehicles (1)	5	3,448	2,796
Leasehold improvements (2)	Shorter of useful life or life of lease	3,253	3,520
Furniture and fixtures (2)	5	2,209	2,129
Technology equipment (2)	3	574	564
Machinery and equipment (1)	5	88	—
Total property and equipment, gross		40,785	36,215
Less: Accumulated depreciation		(7,088)	(5,297)
Total property and equipment, net		$33,697	$30,918
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within general and administrative expenses.

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation expense for property and equipment of $1,083 and $663, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded depreciation expense for property and equipment of $2,116 and $1,188, respectively. For the six months ended June 30, 2025, the Company disposed of $488 in property and equipment and likewise wrote off previously recognized accumulated depreciation of $390. For the six months ended June 30, 2024, disposals of certain property and equipment were immaterial.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. The ASU is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company’s unaudited interim condensed consolidated financial statements, both present and future.
Note 2 – Revenue
Disaggregated Revenue

Disaggregated revenue by product line and segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passenger Segment
Short Distance	$17,195	$20,908	$26,475	$30,718
Jet and Other	8,498	8,696	17,576	14,374
Total	$25,693	$29,604	$44,051	$45,092

Medical Segment
MediMobility Organ Transport	$45,108	$38,341	$81,056	$74,367
Total	$45,108	$38,341	$81,056	$74,367

Total Revenue	$70,801	$67,945	$125,107	$119,459
Contract Liabilities

Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of June 30, 2025 and December 31, 2024, the Company’s contract liability balance is $9,112 and $6,656 respectively, and is recorded as deferred revenue on its

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

unaudited interim condensed consolidated balance sheets. This balance consists of payments from customers received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company.

The table below presents a roll forward of the contract liability balance:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$6,656	$6,845
Additions	32,981	34,423
Revenue recognized	(30,525)	(32,002)
Balance, end of period	$9,112	$9,266
For the six months ended June 30, 2025, the Company recognized $5,209 of revenue that was included in the contract liability balance as of January 1, 2025. For the six months ended June 30, 2024, the Company recognized $3,432 of revenue that was included in the contract liability balance as of January 1, 2024.
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

Following is a summary of stock option activities for the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2025	5,124,516	$0.19	$0.23	3.0
Exercised	(1,611,847)	0.18	0.11		$4,795
Expired	(3,640)	0.31	0.10
Outstanding – June 30, 2025	3,509,029	$0.19	$0.29	3.3	$13,472
Exercisable as of June 30, 2025	3,509,029	$0.19	$0.29	3.3	$13,472
Restricted Stock Units

During the six months ended June 30, 2025, the Company granted an aggregate of 4,119,704 restricted stock units (“RSUs”), of which 1,938,856 were to various employees, officers, directors, consultants, and service providers and 2,180,848 were performance-based restricted stock units (“PSUs”) granted to named executive officers and key employees under the Plan (as defined above).

The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. The PSUs granted in the six months ended June 30, 2025 have a three-year service period ending on December 31, 2027 and will vest subject to the achievement of Adjusted EBITDA (as defined in Note 4 – Segment and Geographic Information) and cash flow targets. Each PSU represents the right to receive one share of the Company’s common stock.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The grant date fair value of these PSUs was $3.01 per share. Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	9,286,110	$4.10
Granted	4,119,704	3.06
Vested	(2,450,677)	4.08
Forfeited	(136,249)	3.37
Non-vested – June 30, 2025 (1)	10,818,888	$3.72
(1) 5,883,703 are PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company as discussed above.
For the three months ended June 30, 2025 and 2024, the Company recorded $5,349 and $5,647, respectively, in employee and officers restricted stock compensation expense. For the six months ended June 30, 2025 and 2024, the Company recorded $9,566 and $9,965, respectively, in employee and officers restricted stock compensation expense.

As of June 30, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $32,241 and will be recognized over a weighted average period of 2.5 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software development	$118	$101	$230	$81
General and administrative	5,212	5,120	9,199	9,317
Selling and marketing	80	325	192	691
Total stock-based compensation expense (1)	$5,410	$5,546	$9,621	$10,089
(1) Stock-based compensation expense for the three and six months ended June 30, 2025 includes a $61 and $55 of net accrued expense, respectively. Stock-based compensation expense for the three and six months ended June 30, 2024 include $(101) and $124 of accrued expense, respectively.
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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Passenger	Medical	Total	Passenger	Medical	Total
Revenue	$25,693	$45,108	$70,801	$29,604	$38,341	$67,945
Less segment expenses
Cost of revenue	(17,864)	(35,200)		(22,287)	(29,304)
Adjusted selling, general and administrative expense (1)	(5,440)	(3,869)		(6,535)	(3,513)
Total Segment Adjusted EBITDA	$2,389	$6,039	$8,428	$782	$5,524	$6,306
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(5,238)			(5,348)
Depreciation and amortization (3)			(1,776)			(1,559)
Stock-based compensation			(5,410)			(5,546)
Change in fair value of warrant liabilities			77			(913)
Interest income			1,155			1,788
Legal and regulatory advocacy fees (4)			(345)			(139)
SOX readiness costs			—			(82)
Impairment of intangible assets			—			(5,759)
Other (5)			(613)			(22)
Loss before income taxes			$(3,722)			$(11,274)
(1) Adjusted selling, general and administrative expense are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent normal recurring expenses: depreciation and amortization, stock-based compensation, certain legal and regulatory advocacy fees and merger and acquisition (M&A) transaction costs.
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) For the three months ended June 30, 2025 and 2024, includes $852 and $438, respectively, of depreciation for owned aircraft, machinery and equipment and vehicles included in Cost of revenue.
(4) Represents legal advocacy fees primarily related to the Drulias lawsuit (see “— Legal and Environmental” within Note 7) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(5) For the three months ended June 30, 2025, Other primarily includes professional fees in connection with the Sale of Passenger business. For the three months ended June 30, 2024, Other includes M&A professional fees.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Passenger	Medical	Total	Passenger	Medical	Total
Revenue	$44,051	$81,056	$125,107	$45,092	$74,367	$119,459
Less segment expenses
Cost of revenue	(32,178)	(63,214)		(35,666)	(57,300)
Adjusted selling, general and administrative expense (1)	(9,430)	(7,705)		(11,295)	(7,134)
Total Segment Adjusted EBITDA	$2,443	$10,137	$12,580	$(1,869)	$9,933	$8,064
Reconciliation of Segment Adjusted EBITDA
Adjusted unallocated corporate expenses and software development (2)			(10,628)			(10,652)
Depreciation and amortization (3)			(3,473)			(3,153)
Stock-based compensation			(9,621)			(10,089)
Change in fair value of warrant liabilities			2,829			2,565
Interest income			2,476			3,860
Legal and regulatory advocacy fees (4)			(703)			(262)
SOX readiness costs			—			(82)
Impairment of intangible assets			—			(5,759)
Other (5)			(692)			(84)
Loss before income taxes			$(7,232)			$(15,592)
(1) Adjusted selling, general and administrative expense are total operating expenses excluding cost of revenue and the following expenses which are non-cash or do not represent normal recurring expenses: depreciation and amortization, stock-based compensation, certain legal and regulatory advocacy fees, M&A transaction costs and restructuring costs related to Blade Europe.
(2) Includes costs that are not directly attributable to reportable segments such as finance, accounting, tax, information technology, human resources, legal costs and software development costs (primarily consists of staff and contractors costs), and excludes non-cash items and certain transactions that management does not believe are reflective of our ongoing core operations.
(3) For the six months ended June 30, 2025 and 2024, includes $1,607 and $521, respectively, of depreciation for owned aircraft, machinery and equipment and vehicles included in Cost of revenue.
(4) Represents legal advocacy fees primarily related to the Drulias lawsuit (see “— Legal and Environmental” within Note 7) that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business.
(5) For the six months ended June 30, 2025, Other primarily includes professional fees in connection with the Sale of Passenger business, and restructuring costs associated with the reorganization of Blade Europe. For the six months ended June 30, 2024, Other includes M&A professional fees.

Other Segment Disclosures
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Passenger	Medical	Total	Passenger	Medical	Total
Capital Expenditures:
Purchase of aircraft and engines (1)	$—	$718	$718	$—	$14,635	$14,635
Other purchases of property and equipment (2)	173	4,012	4,185	616	1,254	1,870
Total segment capital expenditures	$173	$4,730	$4,903	$616	$15,889	$16,505
General corporate capital expenditures			15			474
Total capital expenditures	$173	$4,730	$4,918	$616	$15,889	$16,979
(1) Represents capital expenditures for initial aircraft and engines acquisitions, excluding subsequent capitalized maintenance.
(2) Other purchases of property and equipment includes capitalized maintenance for aircraft, leasehold improvements, machinery and equipment, vehicles, and technology equipment.

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Goodwill
Passenger	$28,711	$25,510
Medical	15,540	15,540
Total goodwill	$44,251	$41,050
Geographic Information

Revenue by geography is based on where the flight’s operator is based. Long-lived assets, net includes property and equipment, net and operating right-of-use assets. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
United States	$62,446	$58,000	$110,815	$103,301
Other	8,355	9,945	14,292	16,158
Total revenue	$70,801	$67,945	$125,107	$119,459

			June 30, 2025	December 31, 2024
Long-lived assets
United States			$40,822	$38,540
Other			1,328	1,254
Total long-lived assets			$42,150	$39,794
Note 5 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various foreign tax jurisdictions, adjusted for any discrete transactions occurring during the period. There were no discrete events in the three and six months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, income tax expense was $21 and $52, respectively. For the six months ended June 30, 2025 and 2024, income tax expense (benefit) was $4 and $(32), respectively. The tax expense (benefit) is attributable to Blade Monaco. The difference in the tax benefit in the 2025 period compared to the 2024 period is attributable to the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions, with no offsetting tax benefits arising from the Company’s U.S. and France net operating losses.

On July 4, 2025, the One Big Beautiful Bill Act, a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017, was signed into law. The Company is evaluating the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

A reconciliation of net loss and common share amounts used in the computation of basic and diluted loss per common share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and dilutive loss per common share:
Net loss attributable to Blade Air Mobility, Inc.	$(3,743)	$(11,326)	$(7,236)	$(15,560)

Total weighted-average basic common shares outstanding	81,297,402	77,603,604	80,598,483	76,700,008

Net loss per common share:
Basic and diluted loss per common share	$(0.05)	$(0.15)	$(0.09)	$(0.20)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three and six months ended June 30, 2025 and 2024 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	3,509,029	6,585,611	3,509,029	6,585,611
Restricted shares of common stock	10,818,888	10,394,835	10,818,888	10,394,835
Total potentially dilutive securities	28,494,561	31,147,090	28,494,561	31,147,090
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
As of June 30, 2025, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as included in the operating right-of-use asset and lease liability. These future unfulfilled obligations were as follows:

For the Year Ended December 31	Total Unfulfilled Obligation
Remainder of 2025	$6,291
2026	7,636
2027	2,596
Thereafter	—

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2025, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience,

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

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

Non-Cancellable Commitments with Vendors

In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $0.4 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.
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
Note 9 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2025	December 31, 2024
Assets
Money market fund (1)	1	$51,732	$13,751
		$51,732	$13,751

Liabilities
Warrant liabilities - Public Warrants	1	$1,928	$3,758
Warrant liabilities - Private Warrants	2	1,051	2,050
Fair value of aggregate warrant liabilities		$2,979	$5,808
(1) As of June 30, 2025 and December 31, 2024, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.
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

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2025	$3,758	$2,050	$5,808
Change in fair value of warrant liabilities	(1,830)	(999)	(2,829)
Fair value as of June 30, 2025	$1,928	$1,051	$2,979
Note 10 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of June 30, 2025 or December 31, 2024.

Share Repurchase Program

On March 20, 2024, the Company announced that its Board had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $20.0 million of the Company’s common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The repurchase program expired on March 31, 2025. There were no repurchases of any shares of common stock under the program during the period from January 1, 2025 through its expiration on March 31, 2025. As previously disclosed, the Company repurchased approximately $0.2 million of common stock during 2024 under this program.

Note 11 – Subsequent Events

On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) among the Company, Trinity Medical Intermediate II, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Blade Urban Air Mobility, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Joby Aviation, Inc., a Delaware corporation (“Joby Aviation”), and Joby Aero, Inc., a Delaware corporation and wholly owned subsidiary of Joby Aviation (the “Joby Buyer”), pursuant to which, following a series of restructuring activities designed to separate Blade’s Passenger business from the rest of the Company’s businesses, the Joby Buyer will acquire the Blade Passenger business. The Passenger business acquired by the Joby Buyer pursuant to the Purchase Agreement shall consist of Blade’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. The consideration to be paid to the Company will be comprised of up to $125 million in cash or shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”), at the Joby Buyer’s option, of which the Company will receive $90 million upon the consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), subject to certain adjustments and customary indemnity holdbacks as described in the Purchase Agreement, and up to $35.0 million (the “earn out”) to be received upon the satisfaction of certain employee retention and financial performance targets described in the Purchase Agreement during the 18 and 12 months, respectively, following the Closing. The number of Buyer Shares issued to the Company, if any, shall be based on the average of the daily volume-weighted average sales price per Buyer Share on the New York Stock Exchange for each of the ten consecutive trading days ending on and including the first trading day preceding the date of Closing or, with respect to the earn out, the applicable measurement dates described in the Purchase Agreement. The consummation of the transactions contemplated by the Purchase

BLADE AIR MOBILITY, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Agreement, including the transactions contemplated by certain ancillary agreements described therein are subject to the satisfaction or waiver of certain closing conditions.

The sale, if consummated, is expected to qualify as a discontinued operation under ASC 205-20 and would be reflected as such in future financial statements upon closing. The Passenger business acquired by the Joby Buyer includes all operations currently reported within the Passenger segment, as well as certain assets and activities currently reported within unallocated corporate expenses and software development. These include certain software development personnel, Company CEO related costs and headquarter lease costs.

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
•the impact of the recently announced sale of our Passenger business, our ability to successfully complete such sale on a timely basis or at all, and any inability to realize the anticipated benefits of such transaction;
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

Sale of Passenger business

On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) among the Company, Trinity Medical Intermediate II, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Blade Urban Air Mobility, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Joby Aviation, Inc., a Delaware corporation (“Joby Aviation”), and Joby Aero, Inc., a Delaware corporation and wholly owned subsidiary of Joby Aviation (the “Joby Buyer”), pursuant to which, following a series of restructuring activities designed to separate Blade’s Passenger business from the rest of the Company’s businesses, the Joby Buyer will acquire the Blade Passenger business. The Passenger business acquired by the Joby Buyer pursuant to the Purchase Agreement shall consist of Blade’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. The consideration to be paid to the Company will be comprised of up to $125 million in cash or shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”), at the Joby Buyer’s option, of which the Company will receive $90 million upon the consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), subject to certain adjustments and customary indemnity holdbacks as described in the Purchase Agreement, and up to $35.0 million (the “earn out”) to be received upon the satisfaction of certain employee retention and financial performance targets described in the Purchase Agreement during the 18 and 12 months, respectively, following the Closing. The number of Buyer Shares issued to the Company, if any, shall be based on the average of the daily volume-weighted average sales price per Buyer Share on the New York Stock Exchange for each of the ten consecutive trading days ending on and including the first trading day preceding the date of Closing or, with respect to the earn out, the applicable measurement dates described in the Purchase Agreement. The consummation of the transactions contemplated by the Purchase Agreement, including the transactions contemplated by certain ancillary agreements described therein are subject to the satisfaction or waiver of certain closing conditions.

The sale, if consummated, is expected to qualify as a discontinued operation under ASC 205-20 and would be reflected as such in future financial statements upon closing. The Passenger business acquired by the Joby Buyer includes all operations currently reported within the Passenger segment, as well as certain assets and activities currently reported within unallocated corporate expenses and software development. These include certain software development personnel, Company CEO related costs and headquarter lease costs.
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

The following table reflects the key operating metric we use to evaluate the Passenger segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Seats flown – all passenger flights (1)	22,730	27,391	36,614	40,677
(1) Prior year amounts have been updated to conform to current period presentation.
We discontinued our operations in Canada on August 31, 2024. As a result, the Seats Flown metric above excludes activity in Canada for the three and six months ended June 30, 2024, which Seats Flown in Canada amounted to 15,222 and 29,342, respectively.
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
Seasonality

Passenger Segment

Historically, we have experienced significant seasonality in our Short Distance product line with flight volume peaking during the second and third quarters of each fiscal year due to the busy summer travel season, with lower volume during the first and fourth quarter.

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
Cost of Revenue

Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft, vehicles and machinery and equipment, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company’s owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
Software Development
Software development expenses consist primarily of staff costs including stock-based compensation costs, and capitalized software amortization costs.
General and Administrative

General and administrative expenses consist primarily of staff costs including stock-based compensation, intangibles amortization, depreciation, establishment costs, impairment of intangible assets, directors and officers insurance costs, pilot training costs for owned aircraft, professional fees and credit card processing fees.
Selling and Marketing

Selling and marketing expenses consist primarily of advertising costs, staff costs including stock-based compensation, marketing expenses, sales commissions and promotion costs. The trend and timing of our brand marketing expenses will depend in part on the timing of our expansion into new markets and other marketing campaigns.

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$70,801	$67,945	$125,107	$119,459

Operating expenses
Cost of revenue	53,064	51,591	95,392	92,966
Software development	915	971	1,727	1,641
General and administrative	20,142	25,136	37,456	42,345
Selling and marketing	1,634	2,396	3,069	4,524
Total operating expenses	75,755	80,094	137,644	141,476

Loss from operations	(4,954)	(12,149)	(12,537)	(22,017)

Other non-operating income
Interest income	1,155	1,788	2,476	3,860
Change in fair value of warrant liabilities	77	(913)	2,829	2,565
Total other non-operating income	1,232	875	5,305	6,425

Loss before income taxes	(3,722)	(11,274)	(7,232)	(15,592)

Income tax expense (benefit)	21	52	4	(32)

Net loss	$(3,743)	$(11,326)	$(7,236)	$(15,560)

Revenue
Disaggregated revenue by product line was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Product Line:
Short Distance	$17,195	$20,908	(17.8)%	$26,475	$30,718	(13.8)%
Jet and Other	8,498	8,696	(2.3)%	17,576	14,374	22.3%
MediMobility Organ Transport	45,108	38,341	17.6%	81,056	74,367	9.0%
Total Revenue	$70,801	$67,945	4.2%	$125,107	$119,459	4.7%
Comparison of the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, revenue increased by $2.9 million or 4.2%, from $67.9 million in 2024 to $70.8 million in 2025.
Short Distance revenue decreased by $(3.7) million or (17.8)%, from $20.9 million in 2024 to $17.2 million in 2025. The decrease in Short Distance was primarily driven by the termination of our Canada routes in August 2024 for a $2.7 million decrease and lower demand in US Short Distance for a $1.8 million decrease. This was partially offset by increased demand in Europe for a $0.6 million increase, which was attributable to the reorganization of the sales team in the fourth quarter of 2024.
Jet and Other revenue decreased by $(0.2) million or (2.3)% from $8.7 million in 2024 to $8.5 million in 2025.

MediMobility Organ Transport revenue increased by $6.8 million or 17.6% from $38.3 million in 2024 to $45.1 million in 2025 with significant increases in flight hours, ground, TOPS and other revenue. The increase in flight hours was primarily driven by two new contracted customers during the quarter.
Comparison of the Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025 and 2024, revenue increased by $5.6 million or 4.7%, from $119.5 million in 2024 to $125.1 million in 2025.
Short Distance revenue decreased by $(4.2) million or (13.8)% from $30.7 million in 2024 to $26.5 million in 2025. The decrease in Short Distance was primarily driven by the termination of our Canada routes in August 2024 for a $5.3 million decrease, as well as lower demand in US Short Distance for a $1.7 million decrease. This was partially offset by increased demand in Europe for a $2.5 million increase, attributable to the reorganization of the sales team in the fourth quarter of 2024 and better weather conditions in the first quarter of 2025 compared with the prior year period.

Jet and Other revenue increased by $3.2 million or 22.3% from $14.4 million in 2024 to $17.6 million in 2025. This increase was primarily driven by growth in jet charters both through higher volumes and higher revenue per flight.
MediMobility Organ Transport revenue increased by $6.7 million or 9.0% from $74.4 million in 2024 to $81.1 million in 2025 with increases in flight hours, ground, TOPS and other revenue. The increase in flight hours was primarily driven by new customers added during the second quarter.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Cost of revenue	$53,064	$51,591	2.9%	$95,392	$92,966	2.6%
Percentage of revenue	75%	76%		76%	78%
Comparison of the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, cost of revenue increased by $1.5 million, or 2.9% from $51.6 million during 2024 to $53.1 million in 2025, primarily driven by increased revenue.

Cost of revenue as a percentage of revenues decreased by 1 percentage point from 76% in 2024 to 75% in 2025 driven by revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the reorganization implemented in the fourth quarter of 2024. This was partially offset by reduced US Short Distance demand and load factors and elevated maintenance and pilot costs relative to the prior year period for our owned fleet utilized by the Medical segment.
Comparison of the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025 and 2024, cost of revenue increased by $2.4 million or 2.6%, from $93.0 million during 2024 to $95.4 million during 2025 driven by increased revenue.
Cost of revenue as a percentage of revenues decreased by 2 percentage points from 78% in 2024 to 76% in 2025 driven by: (i) revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the reorganization implemented in the fourth quarter of 2024; (ii) higher jet charter volumes; and (iii) the discontinuation of Canada in August 2024, which operated with a high cost of revenue to revenue ratio. This was partially offset by reduced US Short Distance demand and load factors, owned fleet elevated maintenance downtime in the first quarter and elevated maintenance and pilot costs in the second quarter, relative to the prior year period.
Software Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Software development	$915	$971	(5.8)%	$1,727	$1,641	5.2%
Percentage of revenue	1%	1%		1%	1%
Comparison of the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, software development costs decreased by $(0.1) million, or (5.8)%, from $1.0 million during 2024 to $0.9 million in 2025, primarily driven by lower spending on independent contractors partially offset by higher capitalized software amortization costs.
Comparison of the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025 and 2024, software development costs increased by $0.1 million, or 5.2%, from $1.6 million during 2024 to $1.7 million during 2025, primarily driven by higher capitalized software amortization costs, partially offset by lower spending on independent contractors and a shift in development activities toward less app maintenance efforts (the costs of which are expensed as incurred).
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
General and administrative	$20,142	$25,136	(19.9)%	$37,456	$42,345	(11.5)%
Percentage of revenue	28%	37%		30%	35%
Comparison of the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, general and administrative expense decreased by $(5.0) million, or (19.9)%, from $25.1 million during 2024 to $20.1 million in 2025.

The primary drivers for the decrease were a $5.8 million impairment charge of the exclusive rights to air transportation services associated with Blade Canada during the prior year and a $0.3 million decrease in intangibles amortization costs. These were partially offset by: (i) a $0.6 million increase in professional fees primarily driven by the Sale of Passenger business; (ii) a $0.3 million increase in expenses related to owned aircraft, including pilot training, hangar costs and insurance, as we added more aircraft compared to prior year period; and (iii) a $0.2 million increase in legal and regulatory advocacy fees primarily related to the Drulias lawsuit discussed in “— Legal and Environmental” within Note 7.
Comparison of the Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025 and 2024, general and administrative expense decreased by $(4.9) million or (11.5)%, from $42.3 million during 2024 to $37.5 million in 2025.

The primary drivers for the decrease were a $5.8 million impairment charge of the exclusive rights to air transportation services associated with Blade Canada during the prior year and a $0.9 million decrease in intangibles amortization costs. These were partially offset by: (i) a $1.2 million increase in expenses related to owned aircraft, including pilot training, hangar costs and insurance. The year-over-year rise reflects six months of activity in 2025 versus only three months in 2024, as the program launched in April 2024; (ii) a $0.5 million increase in professional fees primarily driven by the Sale of Passenger business; and (iii) a $0.5 million increase in legal and regulatory advocacy fees primarily related to the Drulias lawsuit discussed in “— Legal and Environmental” within Note 7.
Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Selling and marketing	$1,634	$2,396	(31.8)%	$3,069	$4,524	(32.2)%
Percentage of revenue	2%	4%		2%	4%
Comparison of the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, selling and marketing expense decreased by $(0.8) million, or (31.8)%, from $2.4 million during 2024 to $1.6 million in 2025. The decrease is attributable primarily to a $0.5 million decrease in media spend in both the US and Europe markets, and a $0.3 million decrease in stock based-compensation costs attributable to the Passenger segment.
Comparison of the Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025 and 2024, selling and marketing expense decreased by $(1.5) million, or (32.2)%, from $4.5 million during 2024 to $3.1 million in 2025. The decrease is attributable primarily to a $0.8 million decrease in media spend and a $0.7 million decrease in staff related costs (inclusive of a $0.5 million decrease in stock based-compensation costs) attributable to the Passenger segment.
Other Non-Operating income

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Interest income	$1,155	$1,788		$2,476	$3,860
Change in fair value of warrant liabilities	77	(913)		2,829	2,565
Total other non-operating income	$1,232	$875	40.8%	$5,305	$6,425	(17.4)%

Comparison of the Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, total other non-operating income consisted of: (i) $1.2 million interest income, attributable to our short-term investments and our money market funds in the current year period, lower interest income is attributable to lower invested balances compared to the prior year period; and (ii) $0.1 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the three months ended June 30, 2024, total other non-operating income consisted of: (i) $1.8 million interest income, attributable to our short-term investments and our money market funds; and (ii) $0.9 million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, total other non-operating income consists of: (i) $2.5 million interest income, attributable to our short-term investments and our money market funds in the current year period, lower interest income is attributable to lower invested balances compared to the prior year period;; and (ii) $2.8 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

For the six months ended June 30, 2024, total other non-operating income consisted of: (i) $3.9 million interest income, attributable to our short-term investments and our money market funds; and (ii) $2.6 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Segment Results of Operations
We operate our business as two reportable segments - Passenger and Medical. For additional information about our segments, see Note 4 to the unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Segment Revenue and Segment Adjusted EBITDA
The following table presents our segment results for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Segment Revenue
Passenger	$25,693	$29,604	(13.2)%	$44,051	$45,092	(2.3)%
Medical	45,108	38,341	17.6%	81,056	74,367	9.0%
Total revenue	$70,801	$67,945	4.2%	$125,107	$119,459	4.7%

Segment Adjusted EBITDA
Passenger	$2,389	$782	205.5%	$2,443	$(1,869)	NM(4)
Medical	6,039	5,524	9.3%	10,137	9,933	2.1%
Adjusted unallocated corporate expenses and software development (1)	(5,238)	(5,348)	(2.1)%	(10,628)	(10,652)	(0.2)%
Adjusted EBITDA (2)	$3,190	$958	233.0%	$1,952	$(2,588)	NM(4)

Segment Adjusted EBITDA Margin (3)
Passenger	9.3%	2.6%		5.5%	(4.1)%
Medical	13.4%	14.4%		12.5%	13.4%
Adjusted EBITDA Margin (3)	4.5%	1.4%		1.6%	(2.2)%
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
(3) Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue. Segment Adjusted EBITDA margin is defined as segment Adjusted EBITDA as a percentage of segment revenue.
(4) Percentage not meaningful.

Passenger Segment

For the three months ended June 30, 2025 and 2024, Passenger revenue decreased by $(3.9) million or (13.2)%, from $29.6 million in 2024 to $25.7 million in 2025. The decrease was attributable to a $3.7 million decrease in Short Distance and a $0.2 million decrease in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended June 30, 2025 and 2024—Revenue” for more details.
Passenger Adjusted EBITDA improved by $1.6 million or 205.5% for the three months ended June 30, 2025 from $0.8 million in the same period of 2024 to $2.4 million in 2025. This improvement was primarily driven by stronger performance in Europe, reflecting higher revenue and lower cost of revenue as a percentage of revenue, partially offset by lower US Short Distance revenues. $1.1 million improvement was attributable to lower selling, general and administrative expenses, primarily reflecting a reduction in selling and marketing expenses.

For the six months ended June 30, 2025 and 2024, Passenger revenue decreased by $(1.0) million or (2.3)% from $45.1 million in 2024 to $44.1 million in 2025. The decrease was attributable to a $4.2 million decrease in Short Distance that was partially offset by a $3.2 million increase in Jet and Other. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2025 and 2024—Revenue” for more details.
Passenger Adjusted EBITDA improved by $4.3 million for the six months ended June 30, 2025 from $(1.9) million in the same period of 2024 to $2.4 million in 2025. $2.3 million improvement was driven by stronger performance in Europe, reflecting higher revenue and lower cost of revenue as a percentage of revenue, as well as the termination of our Canada routes. An additional $1.9 million improvement was attributable to lower selling, general and administrative expenses, primarily reflecting a reduction of $1.1 million in staff-related costs and a reduction of $0.7 million in marketing expense.
Medical Segment

For the three months ended June 30, 2025 and 2024, Medical revenue increased by $6.8 million or 17.6%, from $38.3 million in 2024 to $45.1 million in 2025. Refer to the disaggregated revenue discussion above under “—Comparison of the Three Months Ended June 30, 2025 and 2024—Revenue” for more details.

Medical Adjusted EBITDA increased by $0.5 million or 9.3%, for the three months ended June 30, 2025 from $5.5 million in the same period of 2024 to $6.0 million in 2025. The increase is mostly attributable to revenue growth during the quarter, partially offset by higher pilot salaries and maintenance expenses related to the owned fleet compared to the prior year period, and a $0.5 million increase in fixed costs and commissions.

For the six months ended June 30, 2025 and 2024, Medical revenue increased by $6.7 million or 9.0%, from $74.4 million in 2024 to $81.1 million in 2025. Refer to the disaggregated revenue discussion above under “—Comparison of the Six Months Ended June 30, 2025 and 2024—Revenue” for more details.

Medical Adjusted EBITDA increased by $0.2 million or 2.1%, for the six months ended June 30, 2025 from $9.9 million in the same period of 2024 to $10.1 million in 2025. The increase is mostly attributable to revenue growth during the quarter, partially offset by higher pilot salaries and maintenance expense related to the owned fleet compared to the prior year period and a $0.5 million increase in fixed costs.

Consolidated Net Loss, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin, and Flight Margin

The following table presents our consolidated Net Loss, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin and Flight Margin results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Net loss	$(3,743)	$(11,326)	(67.0)%	$(7,236)	$(15,560)	(53.5)%
Adjusted EBITDA (1)	$3,190	$958	233.0%	$1,952	$(2,588)	NM (2)
Gross Profit (1)	$12,889	$11,336	13.7%	$20,982	$17,188	22.1%
Flight Profit (1)	$17,737	$16,354	8.5%	$29,715	$26,493	12.2%
Gross Margin (1)	18.2%	16.7%		16.8%	14.4%
Flight Margin (1)	25.1%	24.1%		23.8%	22.2%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Percentage not meaningful.

Comparison of the Three Months Ended June 30, 2025 and 2024
Net Loss improved by $7.6 million for the three months ended June 30, 2025 from $11.3 million in the same period of 2024 to $3.7 million in 2025. See Results of Operations for further discussion.
Adjusted EBITDA improved by $2.2 million for the three months ended June 30, 2025 from $1.0 million in the same period of 2024 to $3.2 million in 2025. The improvement is attributable to Adjusted EBITDA improvements in both Passenger and Medical for $1.6 million and $0.5 million, respectively, and an improvement in Adjusted unallocated corporate costs and software development of $0.1 million.

Gross Profit increased by $1.6 million for the three months ended June 30, 2025 from $11.3 million in the same period of 2024 to $12.9 million in 2025.
Flight Profit increased by $1.4 million or 8.5% for the three months ended June 30, 2025 from $16.4 million in the same period of 2024 to $17.7 million in 2025 attributable to a 4.2% increase in revenue coupled with higher Flight Margin (as discussed below).
Gross Margin increased from 16.7% in the three months ended June 30, 2024 to 18.2% in the same period of 2025.

Flight Margin increased from 24.1% in the three months ended June 30, 2024 to 25.1% in the same period of 2025, attributable primarily to: (i) revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the reorganization implemented in October 2024; and (ii) the discontinuation of Canada in August 2024, which operated with a low flight margin. This was partially offset by reduced US Short Distance demand and load factors and elevated maintenance and pilot costs relative to the prior year period for our owned fleet utilized by the Medical segment.
Comparison of the Six Months Ended June 30, 2025 and 2024
Net Loss improved by $8.3 million for the six months ended June 30, 2025 from $(15.6) million in the same period of 2024 to $(7.2) million in 2025. See Results of Operations for further discussion.
Adjusted EBITDA improved by $4.5 million for the six months ended June 30, 2025 from $(2.6) million in the same period of 2024 to $2.0 million in 2025. The improvement is attributable to an Adjusted EBITDA improvement in Passenger and Medical of $4.3 million and $0.2 million, respectively.
Gross Profit increased by $3.8 million for the six months ended June 30, 2025 from $17.2 million in the same period of 2024 to $21.0 million in 2025.
Flight Profit increased by $3.2 million or 12.2% for the six months ended June 30, 2025 from $26.5 million in the same period of 2024 to $29.7 million in 2025 attributable to a 4.7% increase in revenue coupled with higher Flight Margin (as discussed below).
Gross Margin increased from 14.4% in the six months ended June 30, 2024 to 16.8% in the same period of 2025.

Flight Margin increased from 22.2% in the six months ended June 30, 2024 to 23.8% in the same period of 2025, attributable primarily to: (i) revenue growth in Europe Short Distance that exceeded cost increases due to operational leverage following the reorganization implemented in October 2024; (ii) improved performance in the jet charter product; and (iii) the discontinuation of Canada in August 2024, which operated with a low flight margin. This was partially offset by reduced US Short Distance demand and load factors and elevated maintenance and pilot costs relative to the prior year period for our owned fleet utilized by the Medical segment.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this segment results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Blade believes that the non-GAAP measures discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other companies. These include Adjusted EBITDA, Flight Profit, and Flight Margin, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(3,743)	$(11,326)	$(7,236)	$(15,560)
Add (deduct):
Depreciation and amortization	1,776	1,559	3,473	3,153
Stock-based compensation	5,410	5,546	9,621	10,089
Change in fair value of warrant liabilities	(77)	913	(2,829)	(2,565)
Interest income	(1,155)	(1,788)	(2,476)	(3,860)
Income tax (benefit) expense	21	52	4	(32)
Legal and regulatory advocacy fees (1)	345	139	703	262
SOX readiness costs	—	82	—	82
Impairment of intangible assets	—	5,759	—	5,759
Other (2)	613	22	692	84
Adjusted EBITDA	$3,190	$958	$1,952	$(2,588)
Revenue	$70,801	$67,945	$125,107	$119,459
Adjusted EBITDA as a percentage of revenue	4.5%	1.4%	1.6%	(2.2)%
(1) Includes legal advocacy fees that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. For the three and six months ended June 30, 2025 and 2024 these costs were related primarily to the Drulias lawsuit (see “— Legal and Environmental” within Note 7).
(2) For the three months ended June 30, 2025, Other primarily includes professional fees in connection with the Sale of Passenger business. For the three months ended June 30, 2024, Other includes M&A professional fees. For the six months ended June 30, 2025, Other primarily includes professional fees in connection with the Sale of Passenger business and restructuring costs associated with the reorganization of Blade Europe. For the six months ended June 30, 2024, Other includes M&A professional fees.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. Blade believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's flight and ground operations, as they focus solely on the non-discretionary direct costs associated with generating revenue such as third party variable costs and costs of owning and operating Blade’s owned aircraft.

Gross Profit and Gross Margin

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions, including credit card processing fees, depreciation and amortization, direct staff costs including stock-based compensation, commercial costs and establishment costs. Gross Margin is calculated as Gross Profit divided by revenue. The reconciliation of Revenue to Gross Profit and Gross Profit to Flight Profit can be found in the table below.

Reconciliation of Revenue to Gross Profit and Gross Profit to Flight Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$70,801	$67,945	$125,107	$119,459
Less:
Cost of revenue (1)	53,064	51,591	95,392	92,966
Depreciation and amortization (2)	777	971	1,535	2,211
Stock-based compensation	46	35	87	113
Other (3)	4,025	4,012	7,111	6,981
Gross Profit	$12,889	$11,336	$20,982	$17,188
Gross Margin	18.2%	16.7%	16.8%	14.4%

Gross Profit	$12,889	$11,336	$20,982	$17,188
Reconciling items:
Depreciation and amortization (2)	777	971	1,535	2,211
Stock-based compensation	46	35	87	113
Other (3)	4,025	4,012	7,111	6,981
Flight Profit	$17,737	$16,354	$29,715	$26,493
Flight Margin	25.1%	24.1%	23.8%	22.2%
(1) Cost of revenue consists of flight costs paid to operators of aircraft and vehicles, landing fees, depreciation of aircraft, vehicles and machinery and equipment, operating lease cost, internal costs incurred in generating organ ground transportation revenue using the Company’s owned vehicles and costs of operating our owned aircraft including fuel, management fees paid to the operator, maintenance costs and pilot salaries.
(2) Represents real estate depreciation and intangibles amortization included within general and administrative.
(3) Other costs include credit card processing fees, direct staff costs (primarily customer facing, logistics and coordination), commercial costs and establishment costs.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025 and December 31, 2024, we had total liquidity of $113.4 million and $127.1 million, respectively, consisting of cash and cash equivalents of $58.8 million and $18.4 million, respectively, and short-term investments of $54.7 million and $108.8 million, respectively. In addition, as of June 30, 2025 and December 31, 2024, we had restricted cash of $1.6 million and $1.3 million, respectively. As of June 30, 2025, $54.7 million of short-term investments consisted of securities that are traded in highly liquid markets.
With $113.4 million of total liquid funds as of June 30, 2025, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Although we have not historically sought external sources of financing to help fund our operational needs, we may in the future seek to take advantage of market opportunities to obtain financing on terms we deem attractive.
Liquidity Requirements
As of June 30, 2025, the Company had net working capital of $130.2 million, cash and cash equivalents of $58.8 million and short-term investments of $54.7 million. The Company had net losses of $7.2 million and $15.6 million for the six months ended June 30, 2025 and 2024, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of June 30, 2025, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $6.3 million and $7.6 million for the years ending December 31, 2025 and 2026, respectively. See “—Capacity Purchase Agreements” within Note 7 to the unaudited interim condensed consolidated financial statements for additional information and for information about future periods. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $1.1 million and $2.1 million for the years ending December 31, 2025 and 2026, respectively.

We have non-cancellable commitments which primarily relate to cloud services and other items in the ordinary course of business. The amounts are determined based on the non-cancellable quantities to which we are contractually obligated. In December 2023, the Company entered into a technology service agreement with a vendor for cloud computing services where we are committed to the remaining spend of $0.4 million and $1.6 million for the years ending December 31, 2025 and 2026, respectively.

Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(3,310)	$(7,122)
Net cash provided by investing activities	49,087	7,654
Net cash used in financing activities	(5,383)	(1,154)
Effect of foreign exchange rate changes on cash balances	277	(33)
Net increase (decrease) in cash and cash equivalents and restricted cash	$40,671	$(655)
Cash Used In Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $3.3 million, driven by a net loss of $7.2 million and $5.2 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $9.6 million, depreciation and amortization of $3.5 million, non-cash accretion of interest income on held-to-maturity securities of $1.5 million, income from change in fair value of warrant liabilities of $2.8 million and certain other non-cash charges totaling $0.4 million. The $5.2 million of cash used for working capital was primarily driven by an increase in accounts receivable of $6.8 million, reflecting growth in the Medical segment and seasonal trends in the Passenger segment; a $1.7 million increase in prepaid expenses and other current assets driven by higher prepaid operator payments and medical accrued revenue; partially offset by a $2.3 million increase in deferred revenue attributable to customer prepayments and a $0.9 million increase in accounts payable and accrued expenses.
For the six months ended June 30, 2024, net cash used in operating activities was $7.1 million, driven by a net loss of $15.6 million and $5.6 million of cash used for working capital requirements, adjusted for non-cash items consisting of stock-based compensation expense of $10.0 million, impairment of intangible assets of $5.8 million, depreciation and amortization of $3.2 million, non-cash accretion of interest income on held-to-maturity securities of $2.3 million and income from change in fair value of warrant liabilities of $2.6 million. The $5.6 million cash used for working capital was primarily driven by a decrease in accounts payable and accrued expenses of $7.5 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan paid in March 2024 and an increase in accounts receivable of $7.0 million (attributable to the revenue growth in the Medical segment); partially offset by a decrease in prepaid expenses and other current assets of $6.0 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N as part of the purchase of seven aircraft, partially offset by new prepayments made to operators in connection with new CPAs) and an increase in deferred revenue of $2.5 million (driven by Passenger client prepayments).
Cash Provided by Investing Activities
For the six months ended June 30, 2025, net cash provided by investing activities was $49.1 million, driven by $151.3 million of proceeds from maturities of held-to-maturity investments, offset by $96.4 million in purchases of held-to-maturity investments, $4.9 million in purchases of property and equipment, consisting primarily of a spare engine, aircraft related capitalized maintenance costs and machinery and equipment for our fleet, purchase of vehicles used in generating revenue by the Medical and Passenger segment, and $1.0 million in capitalized software development costs.
For the six months ended June 30, 2024, net cash provided by investing activities was $7.7 million, driven by $102.7 million of proceeds from maturities of held-to-maturity investments offset by $77.1 million in purchases of held-to-maturity investments, $17.0 million in purchases of property and equipment, consisting of the acquisition of seven aircraft to support the Medical business, furniture and fixtures for new office space in Arizona used by the Medical segment, and purchase of vehicles used in generating revenue by the Medical segment, and $1.1 million in capitalized software development costs.
Cash Used In Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $5.4 million, driven by $5.5 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”); partially offset by $0.1 million of proceeds from the exercise of stock option.

For the six months ended June 30, 2024, net cash used in financing activities was $1.2 million, reflecting $1.0 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company (“net share settlement”) and $0.2 million in repurchases and retirement of common stock under a share repurchase program (expired on March 31, 2025); partially offset by $0.1 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies and estimates as of June 30, 2025.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. Other than as described below, there were no material changes in the risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The inability to successfully complete the recently announced sale of our Passenger business on a timely basis or at all, and any inability to realize the anticipated benefits of such transaction, could negatively impact our stock price and our future business and financial results.
As previously announced, on August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) among the Company, Trinity Medical Intermediate II, Inc., Joby Aviation, Inc. and Joby Aero, Inc (the “Joby Buyer”) and the other parties thereto, pursuant to which, following a series of restructuring activities designed to separate Blade’s Passenger business from the rest of the Company’s businesses, the Joby Buyer will acquire the Blade Passenger business (the “Passenger Divestiture”). The consideration to be paid to the Company is comprised of up to $125 million in cash or shares of Joby Aviation’s common stock, at Joby Buyer’s option, of which the Company will receive $90 million upon the consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), subject to certain adjustments and customary indemnity holdbacks as described in the Purchase Agreement, and up to $35.0 million to be received upon the satisfaction of certain employee retention and financial performance targets described in the Purchase Agreement during the 18 and 12 months, respectively, following the Closing. The consummation of the transactions contemplated by the Purchase Agreement, including the transactions contemplated by certain ancillary agreements described therein, is subject to the satisfaction or waiver of certain closing conditions. There can be no assurance that the Closing will occur on a timely basis or at all, or that we will receive the contingent consideration available to us in connection with the Passenger Divestiture following the Closing. There can also be no assurance that the proceeds from the Passenger Divestiture will exceed the profits that we could have generated if we had continued to own and operate the Blade Passenger business. Furthermore, the value of any shares of Joby Aviation’s common stock that are issued to us in the transaction may fluctuate and the trading price of such shares, and the proceeds that we may realize upon the sale of any such shares in the future, will be subject to risks associated with Joby Aviation’s business and common stock over which we have no control.

In addition, the Passenger Divestiture may disrupt our remaining businesses, be a distraction to our management, and be a complex and risky endeavor for which we may never realize the full anticipated benefits. The Passenger Divestiture may have an adverse impact on the price of our common stock to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the assets divested. Accordingly, there can be no assurance that the transactions contemplated by the Purchase Agreement will be successfully completed, or that such transactions, if completed, will not have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Equity Purchase Agreement, dated as of August 1, 2025, among Blade Air Mobility, Inc., Trinity Medical Intermediate II, Inc., Blade Urban Air Mobility, Inc., Joby Aviation, Inc. and Joby Aero, Inc.
3.1(1)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Amended and Restated Bylaws of Blade Air Mobility, Inc.
10.1(4)	Transition and Transaction Bonus Agreement, dated as of August 1, 2025, between Robert S. Wiesenthal and the Company +
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*(5)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*(5)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
+ Denotes a management contract or compensatory arrangement.
(1)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on August 4, 2025.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(4)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on August 4, 2025.
(5)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLADE AIR MOBILITY, INC.

Date: August 5, 2025	By:	/s/ Robert S. Wiesenthal
	Name:	Robert S. Wiesenthal
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2025	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)