Form 10-Q
period 2025-09-30
Strata Critical Medical, Inc.
filed 2025-11-10
CIK 1779128

499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to
Commission File Number 001-39046
STRATA CRITICAL MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

31 Hudson Yards, 14th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(585) 301-1762
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRTA	The Nasdaq Stock Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	SRTAW	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 86,366,526 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

STRATA CRITICAL MEDICAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,753	$16,072
Restricted cash	263	263
Accounts receivable	37,538	19,822
Short-term investments	53,165	108,757
Prepaid expenses and other current assets	8,763	4,676
Current assets of discontinued operations	—	11,152
Total current assets	122,482	160,742

Non-current assets:
Property and equipment, net	38,561	28,465
Intangible assets, net	49,754	7,964
Goodwill	84,607	15,540
Operating right-of-use asset	3,274	2,831
Contingent consideration	27,825	—
Other non-current assets	8,575	118
Non-current assets of discontinued operations	—	41,015
Total assets	$335,078	$256,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,220	$9,220
Operating lease liability, current	654	682
Current liabilities of discontinued operations	—	12,824
Total current liabilities	27,874	22,726

Non-current liabilities:
Warrant liability	2,946	5,808
Operating lease liability, long-term	2,817	2,336
Deferred tax liability	181	—
Other non-current liabilities	18,260	—
Non-current liabilities of discontinued operations	—	3,867
Total liabilities	52,078	34,737

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 86,050,917 and 79,419,028 shares issued at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid in capital	419,711	407,076
Accumulated other comprehensive income (loss)	—	1,753
Accumulated deficit	(136,718)	(186,898)
Total stockholders' equity	283,000	221,938
Total Liabilities and Stockholders' Equity	$335,078	$256,675

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$49,298	$36,062	$130,354	$110,429

Operating expenses
Cost of revenue	37,684	28,554	100,898	85,854
Software development	453	417	1,354	1,031
General and administrative	16,301	13,869	42,954	39,140
Selling and marketing	482	314	1,096	1,025
Total operating expenses	54,920	43,154	146,302	127,050

Operating loss from continuing operations	(5,622)	(7,092)	(15,948)	(16,621)

Other non-operating income (loss)
Interest income	1,127	1,764	3,603	5,624
Change in fair value of warrant liabilities	33	(299)	2,862	2,266
Realized loss from sales of short-term investments	(5,195)	—	(5,195)	—
Total other non-operating income (loss)	(4,035)	1,465	1,270	7,890

Loss from continuing operations before income taxes	(9,657)	(5,627)	(14,678)	(8,731)
Income tax expense (benefit) from continuing operations	—	—	—	—
Net loss from continuing operations	(9,657)	(5,627)	(14,678)	(8,731)
Net income (loss) from discontinued operations	67,073	3,673	64,858	(8,783)
Net income (loss)	$57,416	$(1,954)	$50,180	$(17,514)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.12)	$(0.07)	$(0.18)	$(0.11)
Discontinued operations	$0.81	$0.05	$0.80	$(0.11)
Total basic and diluted earnings (loss) per share	$0.70	$(0.03)	$0.62	$(0.23)

Weighted-average number of shares outstanding:
Basic	82,454,657	78,044,254	81,223,912	77,151,361
Diluted	82,454,657	78,044,254	81,223,912	77,151,361

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$57,416	$(1,954)	$50,180	$(17,514)
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 4)	(5,968)	1,396	(1,753)	209
Other comprehensive income (loss)	(5,968)	1,396	(1,753)	209
Comprehensive income (loss)	$51,448	$(558)	$48,427	$(17,305)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100
Issuance of common stock upon exercise of stock options	365,652	—	65	—	—	65
Issuance of common stock upon settlement of restricted stock units	1,017,440	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,825	—	—	1,825
Shares withheld related to net share settlement	(462,389)	—	(1,852)	—	—	(1,852)
Issuance of common stock in acquisition	3,434,609	—	8,414	—	—	8,414
Other comprehensive loss	—	—	—	(5,968)	—	(5,968)
Net income	—	—	—	—	57,416	57,416
Balances as of September 30, 2025	86,050,917	$7	$419,711	$—	$(136,718)	$283,000

Balance as of July 1,2024	77,934,085	$7	$401,753	$2,777	$(175,151)	$229,386
Issuance of common stock upon exercise of stock options	59,000	—	11	—	—	11
Issuance of common stock upon settlement of restricted stock units	581,305	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,402	—	—	5,402
Shares withheld related to net share settlement	(260,367)	—	(742)	—	—	(742)
Repurchase and retirement of common stock	—	—	—	—	—	—
Other comprehensive income	—	—	—	1,396	—	1,396
Net loss	—	—	—	—	(1,954)	(1,954)
Balances as of September 30, 2024	78,314,023	$7	$406,424	$4,173	$(177,105)	$233,499

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,977,499	—	139	—	—	139
Issuance of common stock upon settlement of restricted stock units	3,468,117	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	11,391	—	—	11,391
Shares withheld related to net share settlement	(2,248,336)	—	(7,309)	—	—	(7,309)
Issuance of common stock in acquisition	3,434,609	—	8,414	—	—	8,414
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Net income	—	—	—	—	50,180	50,180
Balances as of September 30, 2025	86,050,917	$7	$419,711	$—	$(136,718)	$283,000

Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	690,463	—	124	—	—	124
Issuance of common stock upon settlement of restricted stock units	2,167,937	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	15,367	—	—	15,367
Shares withheld related to net share settlement	(604,698)	—	(1,765)	—	—	(1,765)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive income	—	—	—	209	—	209
Net loss	—	—	—	—	(17,514)	(17,514)
Balances as of September 30, 2024	78,314,023	$7	$406,424	$4,173	$(177,105)	$233,499

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income / (loss)	$50,180	$(17,514)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Gain on sale of business	(60,435)	—
Depreciation and amortization	5,177	4,432
Stock-based compensation	11,246	15,367
Change in fair value of warrant liabilities	(2,862)	(2,266)
Excess of lease liability over operating right-of-use assets	—	(123)
Transaction costs paid related to sale of business	(5,964)	—
Acquisition consideration allocated to seller transaction expenses	(44,339)	—
Impairment of intangible assets	—	5,759
Realized loss from sales of short-term investments	5,195	—
Realized foreign exchange gain	(798)	—
Accretion of interest income on held-to-maturity securities	(1,732)	(3,120)
Deferred tax expense (benefit)	558	(150)
Other	388	87
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	776	8,312
Accounts receivable	(8,551)	(3,611)
Other non-current assets	666	492
Operating right-of-use assets/lease liabilities	(90)	81
Accounts payable and accrued expenses	8,395	(8,336)
Other current liabilities	1,583	(177)
Net cash used in operating activities	(40,607)	(767)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(65,174)	(2,230)
Cash transfer from sale of business	(1,241)	—
Capitalized software development costs	(1,258)	(1,660)
Purchase of property and equipment, net of proceeds from disposal	(7,747)	(26,286)
Purchase of held-to-maturity investments	(146,258)	(142,766)
Proceeds from maturities of held-to-maturity investments	203,000	167,950
Proceeds from sale of short-term investments	70,163	—
Net cash provided by / (used in) investing activities	51,485	(4,992)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	139	124
Taxes paid related to net share settlement of equity awards	(7,309)	(1,765)
Repurchase and retirement of common stock	—	(244)
Net cash used in financing activities	(7,170)	(1,885)

Effect of foreign exchange rate changes on cash balances	(339)	29
Net increase (decrease) in cash and cash equivalents and restricted cash	3,369	(7,615)
Cash and cash equivalents and restricted cash - beginning	19,647	29,021
Cash and cash equivalents and restricted cash - ending	$23,016	$21,406

Reconciliation to unaudited interim condensed consolidated balance sheets
Cash and cash equivalents	$22,753	$20,028
Restricted cash	263	1,378
Total cash and cash equivalents and restricted cash	$23,016	$21,406

Supplemental cash flow information
Cash paid for:
Income Taxes paid	$23	$—
Non-cash financing and investing activities:
Common stock received for sale of business	$75,357	—
Contingent consideration and indemnity holdback receivable from sale of business in contingent consideration and other non-current assets, respectively	36,233	—
New leases under ASC 842 entered into during the period	1,597	$8,545

Contingent consideration in accounts payable and accrued expenses and other non-current liabilities	9,215	—
Common stock issued for acquisition	8,414	—
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	518	3,479
Derecognition of ROU assets and lease liability	—	(6,367)
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses	—	3,022

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Strata Critical Medical, Inc. (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and organ procurement organizations, offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone Perfusion brands.

Strata’s mission is to increase the number of organs that are successfully transplanted while leveraging the Company’s expertise and resources to provide other medical and logistics services to a broader customer base. Strata’s goals are closely aligned with those of all participants in the transplant ecosystem, including transplant centers, regulators, Organ Procurement Organizations (“OPOs”) and other service providers.

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”), a wholly owned subsidiary of Joby Aviation, Inc. (“Joby Aviation”). The sale followed the separation of the Passenger business, which provided air and ground transportation services for passengers on third-party aircraft, from the Company’s remaining medical operations.

On September 16, 2025, the Company completed the acquisition of Keystone Perfusion Services, LLC, a Pennsylvania limited liability company (“Keystone”), an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”).
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As discussed in Note 3, on August 29, 2025, the Company completed the previously announced sale of its Passenger business to Joby Buyer pursuant to the Joby Purchase Agreement (as defined below), dated August 1, 2025.

The results of the Passenger business are presented as discontinued operations in the accompanying unaudited interim condensed consolidated statement of operations for all periods presented. The assets and liabilities of the Passenger business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited interim condensed consolidated balance sheets for all prior periods presented. Unless otherwise noted, all amounts and disclosures included in these notes to the unaudited interim condensed consolidated financial statements reflect only our continuing operations. Refer to Note 3 for additional details on discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.
Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at September 30, 2025 and December 31, 2024 were $53,165 and $53,164, and $108,757 and $108,832, respectively. The held-to-maturity securities gross unrealized holding loss as of September 30, 2025 and 2024 were $1 and $199, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

One customer accounted for 13% of the Company’s revenue for the three months ended September 30, 2025. One customer accounted for 16% of the Company’s revenue for the three months ended September 30, 2024.

One customer accounted for 13% of the Company’s revenue for the nine months ended September 30, 2025. One customer accounted for 17% of the Company’s revenue for the nine months ended September 30, 2024.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2025. One customer accounted for 11% of the Company’s outstanding accounts receivable as of December 31, 2024.

Major Vendors

Two vendors accounted for 17% and 10%, respectively, of the Company’s purchases from operating vendors for the three months ended September 30, 2025. Three vendors accounted for 16%, 13% and 10%, respectively, of the Company’s purchases from operating vendors for the three months ended September 30, 2024.

Two vendors accounted for 18% and 10%, respectively, of the Company’s purchases from operating vendors for the nine months ended September 30, 2025. Three vendors accounted for 18%, 12% and 10%, respectively, of the Company’s purchases from operating vendors for the nine months ended September 30, 2024.

One vendor accounted for 22% of the Company’s outstanding accounts payable as of September 30, 2025. Two vendors accounted for 24% and 21%, respectively, of the Company’s outstanding accounts payable as of December 31, 2024.

Property and Equipment, Net

	Useful Life (in years)	September 30, 2025	December 31, 2024
Aircraft, engines and related rotable parts (1)	2 - 20	$33,894	$27,206
Vehicles (1)	5	3,380	2,648
Leasehold improvements (2)	Shorter of useful life or life of lease	835	734
Furniture and fixtures (2)	5	405	401
Technology equipment (2)	3	66	50
Medical and other machinery equipment (1)	5	4,924	—
Total property and equipment, gross		43,504	31,039
Less: Accumulated depreciation		(4,943)	(2,574)
Total property and equipment, net		$38,561	$28,465
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within general and administrative expenses.

For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expense for property and equipment of $1,081 and $558, respectively. For the nine months ended September 30, 2025 and 2024, the Company

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

recorded depreciation expense for property and equipment of $2,764 and $1,224, respectively. For the nine months ended September 30, 2025, the Company disposed of $432 in property and equipment and likewise wrote off previously recognized accumulated depreciation of $350. For the nine months ended September 30, 2024, disposals of certain property and equipment were immaterial.

Business Combinations and Contingent Consideration

Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Fair value of the acquired intangible assets was determined using an income approach, specifically the multi-period excess earnings method or relief-from-royalty method, depending on the nature of the respective assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to refinement. The significant judgments and assumptions used in valuing the developed technology and trademark include revenue growth rates, EBITDA margin, tax rate, the discount rate, and the royalty rate. For customer relationships, the significant judgments and assumptions include revenue growth rates, customer attrition rate, EBITDA margin, tax rate, contributory asset valuations, and the discount rate. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period’s conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations in the period they are identified. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, the Company estimates fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the consolidated balance sheet. The Company reviews and assesses the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of the contingent consideration are recognized in earnings in the consolidated statements of operations.

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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management include, but are not limited to, the fair value of contingent consideration, intangible assets, goodwill and stock-based payment liability-classified awards.
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

STRATA CRITICAL MEDICAL, INC.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends guidance for measuring credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU clarifies and modernizes the accounting for costs related to internal-use software. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC have not had, or are not anticipated to have, a significant effect on the Company’s unaudited interim condensed consolidated financial statements, both present and future.
Note 2 – Acquisitions

Acquisition of Keystone Perfusion Services, LLC.

As discussed in Note 1, on September 16, 2025, the Company acquired 100% of the equity interests in Keystone, an organ recovery and normothermic regional perfusion service provider to the transplant industry, for the following upfront payments: cash $109,963 (comprised of $65,624 paid directly to the seller and $44,339 directed by the seller to other parties on the close date) and 3,434,609 shares (valued at $16,828 based on the closing date share price) of which 1,717,303 shares are held in escrow.

The purchase price is subject to final adjustment, upward or downward by up to $12,400, based on Keystone’s actual 2025 adjusted EBITDA performance, with the adjustment to be determined by March 2026. In addition, potential earn-out payments of up to $23,000 may be made contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement) for each of the years 2026 to 2028. Acquisition-related costs totaling $1,157 were expensed as incurred and are included in general and administrative expenses in the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2025. Keystone is a wholly-owned

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

subsidiary of the Company and the results of Keystone for the period from September 16, 2025 (“acquisition date”) to September 30, 2025 are included in the unaudited interim condensed consolidated financial statements.

Escrow Consideration

$315 in cash and 1,717,303 shares (valued at $8,414 based on the closing date share price) of the Company’s common stock are held in escrow as of the acquisition date for a period of 12 months. The Company determined that there are two components to the escrow consideration related to purchase consideration and contingent consideration. The common stock balance in escrow is designated for indemnification obligations, net working capital adjustments, and a portion of the purchase price adjustment following the determination of Keystone’s 2025 adjusted EBITDA.

The Company accounted for the $8,414 value of shares in escrow as a liability on the unaudited interim condensed consolidated balance sheet. As of the acquisition date, the contingent equity consideration was estimated to be $8,414. The shares in escrow are classified as a liability rather than equity because the Company remains the beneficial owner of the shares while they are held in escrow, with voting rights and dividends retained by the Company, and their release depends on Keystone’s future financial performance. The contingent equity consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s consolidated statements of operations, until settlement in the second quarter of 2026, when determination of the 2025 EBITDA earn-out will finalize the contingency and end remeasurement.

Contingent Considerations

The Company is required to calculate fair value of contingent considerations on each balance sheet date which will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s consolidated statements of operations. Refer to Note 11 for additional information.

As of the acquisition date, the net contingent considerations was estimated to be a liability of $800 comprised of the following: the fair value of the potential purchase adjustment (an upward or downward adjustment by up to $12,400 to be settled by March 2026) was determined to be a $2,800 receivable, and the fair value of the potential earn-out payments of up to $23,000, contingent upon Keystone’s achievement of gross profit targets in each of the years 2026 to 2028, was determined to be a $3,600 payable.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the unaudited interim condensed consolidated financial statements as of the acquisition date. Total assets acquired included a preliminary estimate of identifiable intangible assets of $42,600. At the time of acquisition, the Company recognized an asset for a preliminary estimate of goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $69,067. Goodwill primarily reflects expected revenue and cost synergies from expansion into additional medical services, the strategic benefit of offering a comprehensive suite of transplant solutions (surgical recovery, normothermic regional perfusion, air and ground logistics, and organ placement), and the value of the assembled workforce and their industry expertise. The acquisition is considered a taxable business combination, and goodwill is deductible for tax purposes.

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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Cash paid directly to seller	$65,624
Equity consideration	8,414
Equity consideration in escrow	8,414
Contingent considerations (1)	800
Total purchase consideration	$83,252

Assets acquired:
Cash	$450
Accounts receivable	11,674
Prepaid expenses and other current assets	3,420
Property and equipment, net	4,996
Identifiable intangible assets	42,600
Other non-current assets	10
Total identifiable assets acquired	63,150

Liabilities assumed:
Acquiree liabilities settled by the buyer in cash on close date (2)	44,339
Accounts payable and accrued expenses	3,964
Deferred revenue	662
Total liabilities assumed	48,965

Net assets acquired	14,185
Goodwill	69,067
Total consideration	$83,252
(1) Comprised of the 2026 to 2028 gross profit earn-out payments of $3,600 net of purchase price final adjustment of $2,800 following the determination of Keystone’s final 2025 adjusted EBITDA.
(2) Seller transaction expenses paid in cash by the Company at closing to third parties at the direction of the seller.

A preliminary assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Customer list	10	$32,800
Trademarks	10	8,800
Developed technology	3	1,000
Total identifiable intangible assets		$42,600

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

The fair value of the customer relationships was determined using the multi-period excess earnings method (“MPEEM”). MPEEM is an income approach methodology which measures economic benefits by calculating the cash flow attributable to an asset after deducting appropriate returns for contributory assets used by the business in generating the asset’s revenue and earnings. The fair value of the trademark and developed technology were determined using the relief-from-royalty approach. This approach is commonly used for measuring the fair value of intangible assets that are often the subject of licensing, such as trade names, patents, and proprietary technologies. The fundamental concept underlying this method is that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The asset’s fair value is the present value of license fees avoided by owning it (i.e., the royalty savings).

Unaudited Pro Forma Information

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The following unaudited pro forma financial information presents what our results would have been had Keystone been acquired on January 1, 2024. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited interim condensed consolidated results of operations of the consolidated business had the Keystone acquisition actually occurred on January 1, 2024 or of the results of our future operations of the consolidated business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported revenue	$49,298	$36,062	$130,354	$110,429
Impact of Keystone	16,969	11,757	49,096	30,234
Pro forma revenue	$66,267	$47,819	$179,450	$140,663

Reported loss from continuing operations before income taxes	$(9,657)	$(5,627)	$(14,678)	$(8,731)
Impact of Keystone	2,090	1,220	7,261	3,262
Pro forma loss from continuing operations before income taxes	$(7,567)	$(4,407)	$(7,417)	$(5,469)
Note 3 – Discontinued Operations

Passenger Business Divestiture

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Buyer pursuant to that certain Equity Purchase Agreement, dated as of August 1, 2025 (the “Joby Purchase Agreement”), among the Company, Strata Critical, Inc. (f/k/a Trinity Medical Intermediate II, Inc.), a wholly owned subsidiary of the Company, Blade Urban Air Mobility, LLC (f/k/a Blade Urban Air Mobility, Inc.), Joby Aviation and Joby Buyer, a wholly owned subsidiary of Joby Aviation. The transaction followed restructuring activities to separate the Passenger business from the Company’s remaining operations. The majority of the Passenger business sold was previously reported as the Company’s Passenger segment under ASC 280, Segment Reporting, and consisted of offering, marketing and arranging air transportation services for passengers on aircraft operated by third parties as well as related ground transportation services.

At closing, the Company received consideration valued at approximately $75,357 (based on Joby Aviation’s closing stock price of $14.15 on August 29, 2025), after giving effect to pre-closing adjustments. The consideration consisted of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares for net proceeds of $70,163. The Company may also receive up to an additional $35,000, payable in cash or Buyer Shares at Joby Buyer’s election, upon the achievement of certain financial performance and employee retention targets within 12 and 18 months, respectively, following the closing, as well as the release of up to $10,000 in indemnity holdbacks. The estimated fair value of the contingent consideration for retention and earn-out and indemnity holdbacks is $27,825 and $8,400, respectively. The fair value of the contingent consideration earn-out was determined using a probability-weighted discounted cash flow analysis based on internal projections of the buyer’s expected future sales.

In connection with the sale, the Company reclassified $2,818 of cumulative foreign currency translation gain from accumulated other comprehensive income to income from discontinued operations. Following the sale, no balance remained related to foreign currency translation in accumulated other comprehensive income.

On August 29, 2025, the Company also entered into a Transition and Transaction Bonus Agreement with its former Chief Executive Officer, Robert Wiesenthal, modifying his outstanding equity awards. A total of 2,950,219 previously granted performance stock units (“PSUs”) and restricted stock units (“RSUs”) were amended, consisting of (i) PSUs (the “Earn-out PSUs”) that vest based on the level of adjusted EBITDA achieved by the Passenger business for the 12-month measurement period following closing (zero to 150% payout range determined by linear interpolation), and (ii) time-based awards for the 18-month measurement period that vest upon the Company’s receipt of the retention earn-out payment under the Joby Purchase Agreement.

The aggregate fair value of the Earn-out PSUs and time-based awards as of August 29, 2025, was $12,742, comprising $2,850 for the Earn-out PSUs and $9,892 for the time-based awards.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

•The Earn-out PSUs were valued using a risk-neutral Monte Carlo simulation model that simulates risk-adjusted EBITDA outcomes and correlated stock-price paths, incorporating market inputs such as the Company’s stock price, volatility, risk-free rates, and credit-adjusted discount rates.

•The time-based awards were valued as the Company’s closing stock price of $4.37 multiplied by the number of RSUs, adjusted for the probability of the retention earn-out being achieved. As of the closing date, management considered payment of the full retention earn-out probable, and therefore applied the stock price to all awards in determining fair value.

Because the former executive is no longer providing services to the Company as of the sale date, the awards are accounted for as nonemployee awards. The related compensation expense recognized in discontinued operations reflects the $12,742 fair value of the modified awards. The awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. The awards will continue to be remeasured at fair value each reporting period until settlement, with any subsequent changes in fair value recognized in continuing operations. (Refer to Note 5 for additional information on the award modification and valuation methodology.)

The fair value measurements related to the earn-out awards and contingent consideration are classified as Level 3 within the fair-value hierarchy due to the use of unobservable inputs. The Company will assess changes in these fair values at each reporting date, with any adjustments recognized in earnings in the period identified. (Refer to Note 11 for additional information.)

The following table summarizes the results of operations of the Passenger business which are presented as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$32,505	$38,815	$76,556	$83,907

Operating expenses
Cost of revenue	21,495	26,486	53,673	62,152
Software development	298	383	1,124	1,410
General and administrative	2,186	6,543	12,989	23,617
Selling and marketing	1,335	1,848	3,790	5,661
Total operating expenses	25,314	35,260	71,576	92,840

Operating income (loss)	7,191	3,555	4,980	(8,933)
Gain on sale and disposal of discontinued operations	60,435	—	60,435	—
Income (loss) from discontinued operations before income taxes	67,626	3,555	65,415	(8,933)
Income tax (benefit) on discontinued operations	553	(118)	557	(150)
Net income (loss) from discontinued operations	$67,073	$3,673	$64,858	$(8,783)
The tax expense for the three months ended September 30, 2025 is attributable to the sale of the Passenger business and was primarily due to limitations on the utilization of net operating losses in the U.S federal, state and local jurisdictions. U.S. federal net operating losses generated in periods beginning on or after January 1, 2018 can only offset up to 80% of taxable income. Various state and local jurisdictions provide for similar limitations. The tax benefit in the 2024 period was attributed entirely to Blade Monaco.

The cash flows related to discontinued operations have not been segregated and are included in the unaudited interim condensed consolidated statements of cash flows. The following table presents depreciation and amortization, capital expenditures and other non-cash operating activities of the discontinued operations related to the Passenger business:

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization	259	446	1,285	2,247
Capital expenditures	108	664	296	1,696
Stock-based compensation	34	277	874	1,140
Gain on sale of Passenger business	(60,435)	—	(60,435)	—

The following table summarizes the major classes of assets and liabilities which represent only those related to the Passenger business, classified as held for sale presented as discontinued operations at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$—	$2,306
Restricted cash	—	1,006
Accounts receivable, net	—	1,769
Prepaid expenses and other current assets	—	6,071
Property and equipment, net	—	2,453
Intangible assets, net	—	5,689
Goodwill	—	25,510
Operating right-of-use asset	—	6,044
Other non-current assets	—	1,319
Total assets of discontinued operations	$—	$52,167

Accounts payable and accrued expenses	$—	$3,546
Deferred revenue	—	6,656
Operating lease liability - current	—	2,622
Operating lease liability - non-current	—	3,682
Deferred tax liability	—	185
Total liabilities of discontinued operations	$—	$16,691

During the third quarter of 2025 after meeting the criteria to be classified as held for sale, the Company performed impairment analyses and allocated goodwill to the Passenger business divestiture disposal groups and no impairments were identified. Refer to Note 4 for additional information. During the reporting period that the Passenger business disposal group was classified as held for sale, the Company assessed whether the fair value less cost to sell were less than the carrying value of the disposal group.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 4 – Goodwill and Intangible Assets
Goodwill

The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2024	$15,540
Additions (1)	69,067
Goodwill balance, September 30, 2025	$84,607
(1) Additions represent goodwill associated with the acquisition of Keystone. See Note 2 for additional information.
Intangible Assets

The following table presents information about the Company’s intangible assets as of:

		September 30, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer list (1)	3-10 years	$43,400	$(4,323)	$39,077	$10,600	$(3,533)	$7,067
Trademarks (1)	6-10 years	9,800	(678)	9,122	1,000	(556)	444
Developed technology (1)	3 years	2,044	(489)	1,555	726	(273)	453
Total		$55,244	$(5,490)	$49,754	$12,326	$(4,362)	$7,964
(1) Includes preliminary estimates of intangible assets associated with the acquisition of Keystone. In 2025, customer list and developed technology, respectively, include intangibles associated with the acquisition of Trinity in 2021.

For the three months ended September 30, 2025 and 2024, amortization of its finite-lived intangible assets were $364 and $275, respectively. For the nine months ended September 30, 2025 and 2024, amortization of its finite-lived intangible assets were $1,128 and $961, respectively.
As of September 30, 2025, the estimated amortization expense of its finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2025	$1,491
2026	5,963
2027	5,850
2028	5,493
2029	5,206
Thereafter	25,751
Total	$49,754

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 5 – Stock-Based Compensation

Stock Option Awards
All of the outstanding stock option awards are fully vested. To date, there have been no stock option awards granted under the Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan (f/k/a the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan) (the “Plan”).

Following is a summary of stock option activities for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2025	5,124,516	$0.19	$0.23	3.0
Exercised	(1,977,499)	0.18	0.12		$6,173
Expired	(21,840)	0.31	0.11
Outstanding – September 30, 2025	3,125,177	$0.19	$0.31	3.3	$11,997
Exercisable as of September 30, 2025	3,125,177	$0.19	$0.31	3.3	$11,997
Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted an aggregate of 5,749,265 restricted stock units (“RSUs”), of which 2,382,691 were to various employees, officers, directors, consultants, and service providers and 3,366,574 were performance-based restricted stock units (“PSUs”) granted to named executive officers and key employees under the Plan (as defined above).

The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.
The PSUs granted in the nine months ended September 30, 2025 are tied to multi-year financial targets. The PSUs granted in March 2025 have a three-year service period ending on December 31, 2027 and a grant-date fair value of $3.01 per share, while the PSUs granted in August 2025 have a performance period ending September 30, 2028 and a grant-date fair value of $4.37 per share. These awards vest based on the achievement of specified Adjusted EBITDA and Free Cash Flow targets, subject to the executives continued service through the applicable performance period. Each PSU represents the right to receive one share of the Company’s common stock.

Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met. The estimate of the number of awards expected to vest is reassessed each reporting period.

Modification of Awards in Connection With Passenger Business Sale

In connection with the sale of the Company’s Passenger business completed on August 29, 2025, all equity awards held by the former Chief Executive Officer were modified. Because the new awards relate to the disposed business and no further service is provided to the Company, the associated compensation costs were included within discontinued operations. Refer to Note 3 for additional information regarding the modification and valuation of these awards. In addition, the modification resulted in a credit of $2,873 representing the reversal of previously recognized expense on unvested awards. This credit was included in continuing operations as it relates to services provided by the former Chief Executive Officer prior to his transfer to Joby Buyer.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	9,286,110	$4.10
Granted	5,749,265	3.00
Vested	(3,468,117)	4.06
Forfeited	(1,179,652)	3.72
Non-vested – September 30, 2025 (1)	10,387,606	$3.85
(1) 4,461,115 are PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company as discussed above. Includes 2,950,219 awards (RSUs and PSUs) held by the Company’s former Chief Executive Officer that were modified in connection with the sale of the Passenger business. The modification changed the vesting conditions but did not affect the number of awards outstanding. See Note 3 for additional information.
As of September 30, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $22,256 and will be recognized over a weighted average period of 2.1 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Software development	$77	$118	$307	$199
General and administrative (1)	1,505	4,806	9,933	13,587
Selling and marketing	64	201	132	508
Total stock-based compensation expense (2)	$1,646	$5,125	$10,372	$14,294
(1) Includes a credit of $2,873 due to the modification of awards as described above.
(2) Total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 include accrued expenses.
Note 6 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision makers (“CODM”) and is used in resource allocation and performance assessments. The Company has identified one operating and reportable segment - Medical, as our co-Chief Executive Officers, who are our CODMs, regularly review discrete information for that reportable segment. The Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company’s single segment is net income (loss), which can be found in the condensed consolidated statement of operations. The Company manages its operations on an integrated basis, focusing on optimizing performance and directing investments to support continued growth across the business. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.

Prior to the completion of the sale of the Company’s Passenger business on August 29, 2025, the Company operated two reportable segments: (i) Passenger and (ii) Medical. The Passenger segment consisted of the Company’s short-distance air transportation and related ground services business, which was sold to Joby Aero, Inc. on August 29, 2025. Following the sale, the Passenger segment is part of discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations, and is no longer included in segment results.

Subsequent to the sale, the Company’s continuing operations consist of a single reportable segment, Medical, which provides air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers. The Company’s Co-Chief Executive Officers serve as the CODMs and regularly review financial information for this consolidated Medical business to allocate resources and assess performance. Accordingly, beginning with the quarter ended September 30, 2025, the Company reports a single operating and reportable segment, Medical.

Note 7 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and the mix of income among the various states tax jurisdictions, adjusted for any discrete transactions occurring during the period. The sale of the Company’s Passenger business to the Joby Buyer constituted a discrete transaction in the quarter ended September 30, 2025, as did the acquisition of Keystone. There was no tax expense associated with the acquisition of Keystone.
For the three months ended September 30, 2025 and 2024, income tax expense from continued operations was $— and $—, respectively. For the nine months ended September 30, 2025 and 2024, income tax expense from continued operations was $— and $—, respectively.

The Company maintains a full valuation allowance on net deferred tax assets as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act, a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017, was signed into law. The Company expects no material impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations .
Note 8 – Earnings per Common Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

A reconciliation of net loss and common share amounts used in the computation of basic and diluted income (loss) per common share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(9,657)	$(5,627)	$(14,678)	$(8,731)
Net income (loss) from discontinued operations	67,073	3,673	64,858	(8,783)
Net income (loss)	$57,416	$(1,954)	$50,180	$(17,514)

Denominator:
Total weighted-average common shares outstanding	82,454,657	78,044,254	81,223,912	77,151,361

Basic and diluted earnings (loss) per share
Continuing operations	$(0.12)	$(0.07)	$(0.18)	$(0.11)
Discontinued operations	0.81	0.05	0.80	(0.11)
Total basic and diluted earnings (loss) per share	$0.70	$(0.03)	$0.62	$(0.23)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the three and nine months ended September 30, 2025 and 2024 because the effect of their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants to purchase shares of common stock	14,166,644	14,166,644	14,166,644	14,166,644
Options to purchase shares of common stock	3,125,177	6,526,611	3,125,177	6,526,611
Outstanding earn-out shares (1)	1,717,303	—	1,717,303	—
Restricted shares of common stock	10,387,606	10,112,365	10,387,606	10,112,365
Total potentially dilutive securities	29,396,730	30,805,620	29,396,730	30,805,620
(1) Pursuant to the Company's acquisition of Keystone, 1,717,303 shares were issued and outstanding and transferred to an escrow agent at the close of the acquisition. While these shares are legally issued and outstanding, they are excluded from the weighted average shares outstanding calculation because they are contingently returnable based on the determination of Keystone’s 2025 final Adjusted EBITDA discussed above.
Note 9 – Commitments and Contingencies
Capacity Purchase Agreements
The Company has contractual relationships with various aircraft operators to provide aircraft service. Under these capacity purchase agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company.
As of September 30, 2025, the Company has total remaining unfulfilled obligations of $3,191 for the years ended December 31 2025 and 2026. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as included in the operating right-of-use asset and lease liability.

Legal and Environmental

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of September 30, 2025, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases were consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the former directors of Experience Investment Corp. (“EIC” and such directors, the “EIC Directors”), the former officers of EIC, and Experience Sponsor LLC (“Sponsor”), and aiding and abetting breach of fiduciary duty claim against Sponsor. The operative complaint alleges, amongst other things, that the proxy statement related to the acquisition of Old Blade insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who was also the Company’s former chief executive officer. The consolidated complaints seeks, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. The Company included a provision for the expected resolution in the condensed consolidated statement of operations.
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

STRATA CRITICAL MEDICAL, INC.
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
Note 11 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2025	December 31, 2024
Assets
Money market fund (1)	1	$15,592	$13,751
Contingent consideration asset (2)	3	27,825	—
Indemnity holdback related to sale of business (2)	3	8,575	—
Total assets at fair value		$51,992	$13,751

Liabilities
Warrant liabilities - Public Warrants	1	$1,906	$3,758
Warrant liabilities - Private Warrants	2	1,040	2,050
Share-based payment liability-classified (3)	3	12,742	—
Equity consideration in escrow and contingent consideration (4)	3	9,214	—
Total liabilities at fair value		$24,902	$5,808
(1) As of September 30, 2025 and December 31, 2024, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.
(2) Contingent consideration and indemnity holdback related to sale of business, presented under “Other Non-Current Assets”, in the unaudited interim condensed consolidated balance sheets, was established during the period ended September 30, 2025. Refer to Note 3 for additional information.
(3) Share-based payment liability-classified is presented under “Other Non-Current Liabilities”, in the unaudited interim condensed consolidated balance sheets, was established during the period ended September 30, 2025. Refer to Note 3 for additional information.
(4) Equity consideration in escrow and contingent consideration is presented under “Accounts payable and Accrued Expenses” and “Other Non-Current Liabilities” as applicable, in the unaudited interim condensed consolidated balance sheets, was established during the period ended September 30, 2025. Refer to Note 2 for additional information.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Fair Value of Warrant Liabilities
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” on the Company’s unaudited interim condensed consolidated balance sheets. The warrant liabilities are measured at fair value upon initial recognition and on a recurring basis, with changes in fair value presented within “Change in fair value of warrant liabilities” in the unaudited interim condensed consolidated statements of operations.
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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2025	$3,758	$2,050	$5,808
Change in fair value of warrant liabilities	(1,852)	(1,010)	(2,862)
Fair value as of September 30, 2025	$1,906	$1,040	$2,946

Note 12 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of September 30, 2025 or December 31, 2024.

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
•the impact of our recently completed divestment of the Passenger business and acquisition of Keystone (as defined below) and our ability to realize the anticipated benefits of these transactions, including the receipt of contingent consideration in connection with the sale of the Passenger business;
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
•negative publicity, reputational damage, litigation, claims or investigations relating to our provision of clinical services and perfusion staffing services;
•regulatory changes, legislative reforms, and civil or criminal enforcement actions;
•our ability to successfully integrate Keystone and to identify, complete and successfully integrate future acquisitions;
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
•effects of fluctuating financial results and the fact that the Company’s historical financial statements included in prior periodic reports may not be comparable due to the impact of discontinued operations;

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

Other Risks
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
•our ability to maintain effective internal controls and disclosure controls; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.
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
Overview

Strata Critical Medical, Inc. (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and organ procurement organizations, offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone Perfusion brands.

Strata’s mission is to increase the number of organs that are successfully transplanted while leveraging the Company’s expertise and resources to provide other medical and logistics services to a broader customer base. Strata’s goals are closely aligned with those of all participants in the transplant ecosystem, including transplant centers, regulators, Organ Procurement Organizations (“OPOs”) and other service providers. We believe that, by working with Strata, industry participants can save money, save more lives and operate more efficiently.

Strata operates in a single segment, offering a variety of logistics and clinical services related to organ transplant and the broader healthcare industry. All of Strata’s services are provided to transplant centers, organ procurement organizations, hospitals or other businesses that pay the Company directly.

Transplant Logistics Services
•Air Logistics – Air transportation of human organs for transplant as well as related staff, equipment, blood samples, and tissue samples. Service is typically provided on fixed wing aircraft operating specifically for each individual organ. Strata also offers on-board couriers for commercial flights and “next flight out” shipping coordination.
•Ground Logistics - Ground transportation of human organs for transplant as well as related staff, equipment, blood samples, and tissue samples.

Transplant Clinical Services
•Organ Recovery – Surgical procurement of donor organs.
•Normothermic Regional Perfusion (“NRP”) – In situ perfusion of donor organs with oxygenated blood to improve clinical outcomes and enable functional assessment prior to recovery.
•Organ Placement – Services related to the evaluation and acceptance of potential donor organs for recipients as well as administrative support with the transplant process.

Other Clinical Services
•Cardiac Care – Cardiac perfusion, blood management & autotransfusion and disposables. Services are typically provided under contract with hospitals to support open-heart surgery procedures.
•Other – Extracorporeal Membrane Oxygenation (ECMO) services, perfusion temporary staffing and equipment rental offered to healthcare providers .

Outlined below are recent material transactions impacting this Quarterly Report on Form 10-Q.

Sale of Passenger business

On August 29, 2025, the Company completed the previously disclosed sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”), pursuant to an Equity Purchase Agreement, dated August 1, 2025 (the “Joby Purchase Agreement”). The Passenger business acquired by the Joby Buyer pursuant to the Joby Purchase Agreement consisted of the Company’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. The purchase price received by the Company upon the consummation of the transactions contemplated by the Joby Purchase Agreement was approximately $76.0 million based on the closing price per share of $14.27 of Joby Aviation Inc’s (“Joby Aviation”) common stock as of August 28, 2025), after giving effect to certain pre-closing adjustments and indemnity holdbacks pursuant to the terms of the Joby Purchase Agreement, consisting of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares received in connection with closing for net proceeds of $70.2 million. The Company may receive up to an additional $35.0 million in consideration upon the satisfaction of certain financial performance and employee retention targets described in the Joby Purchase Agreement during the 12 and 18 months, respectively, following the closing of this transaction, payable in cash or Buyer Shares at Joby Buyer’s election, as well as the release of up to $10.0 million in indemnity holdbacks. The number of Buyer Shares issued to the Company, if any, shall be based on the average of the daily volume-weighted average sales price per Buyer Share on the New York Stock Exchange for each of the ten consecutive trading days ending on and including the first trading day preceding the applicable measurement dates described in the Joby Purchase Agreement.

The sale qualified as a discontinued operation under ASC 205-20. The Passenger business acquired by Joby Buyer included all operations previously reported within the Passenger segment, as well as certain assets and activities currently reported within unallocated corporate expenses and software development, including certain costs related to software development personnel, the Company’s former CEO and headquarter lease.

The assets and liabilities of the Passenger business as of December 31, 2024 were retrospectively classified as held for sale and presented as discontinued operations. The results of operations for the nine months ended September 31, 2025 and 2024 reflect the financial results of the Passenger business, including activity through August 29, 2025, the transaction date, as discontinued operations. The cash flows and comprehensive income of the Passenger business have not been separately presented and are included in the unaudited interim condensed consolidated statements of cash flows and unaudited interim condensed consolidated statements of comprehensive loss, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the unaudited interim condensed consolidated financial statements refer only to Strata's continuing operations and do not include discussion of balances or activity of the Passenger business.

Acquisition of Keystone Perfusion Services, LLC.

On September 16, 2025, the Company completed the acquisition of Keystone Perfusion Services, LLC (“Keystone”), an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”), for the following upfront payments: cash $110.0 million (comprised of $65.6 million paid directly to the seller and $44.3 million directed by the seller to other parties on the close date) and 3,434,609 shares (where 1,717,303 are held in escrow). The purchase consideration price is subject to final adjustment, upward or downward by up to $12.4 million, based on Keystone’s actual 2025 Adjusted EBITDA performance, with the adjustment to be determined by March 2026. In addition, potential earn-out payments of up to $23.0 million may be made contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement) for each of the years 2026 to 2028. See Note 2 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our Business Model

Logistics Services

We typically provide logistics services to transplant centers, organ procurement organizations and other businesses on a contractual basis including provisions stipulating that Strata will be the “first call” for any transportation needs.

Pricing is based on a fixed price per flight hour flown with a fuel cost surcharge above a set benchmark. Ancillary costs such as landing fees and de-icing are passed through to the end customer.

Strata leverages an asset-light air logistics business model: we primarily utilize aircraft that are owned and/or operated by third parties on Strata’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Strata at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival.

When utilizing third-party aircraft and/or aircraft operators, we typically pre-negotiate fixed hourly rates and flight times, paying only for flights actually flown, creating a predictable and flexible cost structure. Strata provides guaranteed flight commitments to some of our third-party operators through capacity purchase agreements (“CPAs”), which enable Strata to ensure dedicated access to such aircraft with enhanced crew availability, lower costs and, in many cases, the ability to unlock more favorable rates when flying more than the minimum number of hours we guarantee to the operator. Additionally, a significant portion of trips are flown by safety-vetted operators to whom we make no commitments, providing us with additional flexible capacity for high demand periods.

Over the course of 2024, we acquired ten fixed wing aircraft. We made the decision to invest in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Strata’s oversight. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

We provide ground logistics using a combination of owned vehicles, which are allocated to hub positioned near our customers across the United States, and third-party providers.

We utilize a combination of company employees and contractors as couriers to facilitate the transportation of organs, typically kidneys, aboard scheduled commercial flights. For next flight out services, where kidneys are placed in the cargo hold of a commercial flight, we coordinate with third-party providers on behalf of our customer.

Clinical Services

We employ perfusionists and transplant surgeons that are primarily dedicated to a specific customer in a particular geography. We own perfusion equipment which is often provided as part of our services or offered through a traditional leasing arrangement.

Our clinical work for Organ Procurement Organizations (“OPOs”) typically consists of surgical recovery, NRP services and related equipment provided on a contractual basis with a combination of retainer and per case fees.

For transplant centers, surgical recovery and NRP services are typically provided on an ad hoc basis with pricing on a per case basis. We leverage surgeons, perfusionists and equipment in place to support our OPO customers to provide more efficient options to transplant centers, utilizing locally available resources wherever possible to avoid incremental logistics costs.

For cardiac care hospitals, we typically provide perfusion staffing, often combined with perfusion equipment, on a contractual basis with a combination of retainer and per case fees.

Organ placement services are provided on a contractual basis with a fixed monthly fee based on the size of the customer’s program.

Technology

We also utilize proprietary technology to manage staffing, training and chain of custody, as well as help customers streamline organ evaluation, procurement and logistics. Our technology enhances the efficiency and cost-effectiveness of our service offerings, further strengthening our position in the organ transportation industry.

Factors Affecting our Performance

Availability of Donor Organs

The majority of our business is directly tied to the volume of heart, liver and lung transplants performed in the United States, which is driven primarily by the supply of donor organs that become available.

In recent years, the supply of donor organs has increased consistently, driven primarily by (i) increased utilization of Donation after Circulatory Death (“DCD”), which has expanded the pool of eligible donors; (ii) advancements in technology, including machine and regional perfusion; and (iii) regulatory changes enabling more efficient allocation of organs to recipients with higher need. However, there is no guarantee that this growth will continue, for example, recent months have shown decreased availability of donor organs.

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

Ability to Attract and Retain Customers

We primarily serve transplant centers, organ procurement organizations and hospitals. Logistics for the hearts, lungs and livers that make up the vast majority of our business is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type is the primary metric by which our customers evaluate our logistics performance.

The organ logistics marketplace is highly competitive and we compete primarily on our ability to provide reliable, end-to-end air and ground transportation at competitive pricing. Increasingly, we compete directly with manufacturers of organ preservation equipment that also offer transportation or with providers that offer additional services, such as surgical organ recovery, that our customers find valuable.

We have responded to customer demand by introducing new services through our acquisition of Keystone, which enabled us to provide surgical recovery, NRP and other related clinical services as part of an end-to-end offering. We have also added new offerings organically, such as our TOPS organ placement offering, whereby we assist customers in evaluating the suitability of potential donor organs for transplant. However, customers may still demand services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

The market for our clinical service offerings, including surgical organ recovery, organ placement, and perfusion, both for transplant and for cardiac care hospitals, is also highly competitive. We compete primarily on our ability to provide high-quality, reliable service integrating electronic recordkeeping to demonstrate compliance with best practices. Specifically for our transplant-related clinical services, we also compete on our ability to integrate our logistics and clinical offerings, resulting in more streamlined communication and efficient transportation, saving time and money for our customers.

Ability to Secure Aircraft Capacity

Historically, our ability to aggregate significant demand for flights has been enough to incentivize operators to provide aircraft and crews for our use. However, there is no guarantee that we will continue to be able to secure dedicated aircraft at favorable rates, particularly given significant increases in demand for private jet aircraft in the United States in recent years. Periods of increased demand for private jets have historically led to increased charter costs and more limited availability in the spot jet charter market. Although this has not limited our ability to maintain or increase our access to dedicated jet aircraft at fixed prices in recent periods, there is no guarantee this will continue in the future.

To manage this risk, we enter into long-term capacity purchase agreements with aircraft owners and operators and have purchased a number of jet aircraft, all of which are 100% dedicated to Strata’s needs.

Ability to Hire, Train and Retain Clinicians

Our surgical recovery, NRP, organ placement and cardiac care offerings depend on our ability to hire, train and retain clinicians, particularly perfusionists and organ recovery surgeons.

Historically, our ability to aggregate demand across transplant centers and cardiac care hospitals has made us an attractive employer for clinicians and enabled us to optimize our staffing model to offer both competitive pricing to customers and attractive pay to our employees. However, given the significant growth in these fields as well as increasing competition, there is no guarantee this will continue.
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

Given significant growth in organ transplant volumes and an increasing percentage of organs that are recovered by commercial surgeons and undergo NRP, demand for clinicians skilled in these procedures is high, resulting in inflation in salaries and fees paid to these practitioners.

We have historically passed through cost inflation to customers and most logistics contracts with customers automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

Seasonality

Our trip volumes are correlated with the overall supply of donor hearts, livers and lungs in the United States, which can be volatile due to a variety of factors. Over the last several years, industry transplant volumes exhibited modest seasonal softness in the calendar third quarter.

Key Components of the Company’s Results of Operations
Revenue

Services are typically purchased through our coordinators and are paid for principally via checks and wires. Logistics servicers are typically provided and billed on a fee-for-service basis, clinical services are provided and billed on both fee-for-service and retainer basis. Payments are generally collected after the performance of the related service in accordance with the client’s payment terms. A fee-for-service revenue is recognized when the service is completed, retainer revenue is recognized over the retainer contractual term.
Cost of Revenue

Cost of revenue consists of costs of operating our aircraft fleet including pilots’ salaries, flight costs paid to operators of aircraft and vehicles, depreciation of aircraft, vehicles & medical devices, staff costs associated with providing clinical services and costs of disposable medical products.
Software Development
Software development expenses consist primarily of staff costs including stock-based compensation costs and capitalized software amortization costs.
General and Administrative

General and administrative expenses consist primarily of staff costs including stock-based compensation, intangibles amortization, depreciation, establishment costs, impairment of intangible assets, insurance costs, pilot training costs for owned aircraft and professional fees.
Selling and Marketing

Selling and marketing expenses consist primarily of staff costs including sales commissions & stock-based compensation and promotion costs.

Discontinued Operations

On August 29, 2025, we completed the sale of our Passenger business to the Joby Buyer pursuant to the Joby Purchase Agreement. We determined that the sale of the Passenger business represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale is classified as discontinued operations.

We present discontinued operations when a disposal of a component or group of components represents a strategic shift that will have a major effect on our operations and financial results. The results from discontinued operations of the Passenger business prior to and through its sale are presented as net income (loss) from discontinued operations, net of income taxes, in the unaudited interim condensed consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities of the Passenger business have been classified as discontinued operations and segregated for all periods presented in the unaudited condensed consolidated balance sheets. See Note 3 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$49,298	$36,062	$130,354	$110,429

Operating expenses
Cost of revenue	37,684	28,554	100,898	85,854
Software development	453	417	1,354	1,031
General and administrative	16,301	13,869	42,954	39,140
Selling and marketing	482	314	1,096	1,025
Total operating expenses	54,920	43,154	146,302	127,050

Operating loss from continuing operations	(5,622)	(7,092)	(15,948)	(16,621)

Other non-operating income (loss)
Interest income	1,127	1,764	3,603	5,624
Change in fair value of warrant liabilities	33	(299)	2,862	2,266
Realized loss from sales of short-term investments	(5,195)	—	(5,195)	—
Total other non-operating income (loss)	(4,035)	1,465	1,270	7,890

Loss from continuing operations before income taxes	(9,657)	(5,627)	(14,678)	(8,731)
Income tax expense (benefit) from continuing operations	—	—	—	—
Net loss from continuing operations	$(9,657)	$(5,627)	$(14,678)	$(8,731)
Net income (loss) from discontinued operations	67,073	3,673	64,858	(8,783)
Net income (loss)	$57,416	$(1,954)	$50,180	$(17,514)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Revenue	$49,298	$36,062	36.7%	$130,354	$110,429	18.0%
Comparison of the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, revenue increased by $13.2 million, or 36.7%, from $36.1 million in 2024 to $49.3 million in 2025, driven by growth in flight hours, ground transportation, revenue per flight hour and other services, as well as the inclusion of Keystone, acquired in mid-September 2025, which contributed approximately $2.8 million. The increase in flight hours was evenly attributable to both existing and new clients.
Comparison of the Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025 and 2024, revenue increased by $19.9 million or 18.0%, from $110.4 million in 2024 to $130.4 million in 2025, driven by growth in flight hours, ground transportation, revenue per flight hour and other services, as well as the inclusion of Keystone, acquired in mid-September 2025, which contributed approximately $2.8 million. The increase in flight hours was attributable to both existing and new clients, with several major new contracted clients commencing operations in the second quarter of the year 2025.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Cost of revenue	$37,684	$28,554	32.0%	$100,898	$85,854	17.5%
Percentage of revenue	76%	79%		77%	78%
Comparison of the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, cost of revenue increased by $9.1 million, or 32.0%, from $28.6 million during 2024 to $37.7 million in 2025, primarily driven by increased revenue.

Cost of revenue as a percentage of revenues decreased by 3 percentage points from 79% in 2024 to 76% in 2025 driven by higher utilization for our owned fleet following the addition of three aircraft, as well as enhanced operational leverage in ground services.
Comparison of the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025 and 2024, cost of revenue increased by $15.0 million, or 17.5%, from $85.9 million during 2024 to $100.9 million during 2025 driven by increased revenue.
Cost of revenue as a percentage of revenues decreased by 1 percentage points from 78% in 2024 to 77% in 2025 attributable primarily to improved operational leverage in ground services with expansion of ground hub, partially offset by elevated maintenance and pilot costs relative to the prior year period for our owned fleet.

Software Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Software development	$453	$417	8.6%	$1,354	$1,031	31.3%
Percentage of revenue	1%	1%		1%	1%
Comparison of the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, software development costs increased by approximately 8.6%, from $0.4 million during 2024 to $0.5 million in 2025, with minor increases year over year.
Comparison of the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025 and 2024, software development costs increased by $0.3 million, or 31.3%, from $1.0 million during 2024 to $1.4 million during 2025, driven by higher amortization of capitalized software costs, as more development projects were completed and entered the amortization phase.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
General and administrative	$16,301	$13,869	17.5%	$42,954	$39,140	9.7%
Percentage of revenue	33%	38%		33%	35%
Comparison of the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, general and administrative expense increased by $2.4 million, or 17.5%, from $13.9 million during 2024 to $16.3 million in 2025.

The primary drivers of the increase were legal expenses and advocacy fees provisions related to the Drulias lawsuit discussed in “— Legal and Environmental” within Note 9 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, M&A transaction costs related to the acquisition of Keystone, and the addition of Keystone’s results in mid-September. This increase was partially offset by a $3.9 million reduction in staff costs, of which $3.5 million related to share-based compensation, primarily reflecting a credit from the forfeiture of grants previously awarded to the former CEO prior to his transfer to the Joby Buyer.
Comparison of the Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025 and 2024, general and administrative expense increased by $3.8 million or 9.7%, from $39.1 million during 2024 to $43.0 million in 2025.

The primary drivers of the increase were legal and advocacy fee provision associated with the Drulias lawsuit discussed in “—Legal and Environmental” within Note 9 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, M&A transaction costs related to the acquisition of Keystone, the inclusion of Keystone’s results beginning in mid-September, and higher owned-aircraft expenses, reflecting nine months of activity in 2025 compared with only six months in 2024, as the program was launched in April 2024. Together, these items accounted for a $7.8 million increase. These increases were partially offset by a $3.8 million reduction in staff costs, of which $3.9 million related to share-based compensation, primarily reflecting a credit from the forfeiture of grants previously awarded to the former CEO prior to his transfer to the Joby Buyer.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Selling and marketing	$482	$314	53.5%	$1,096	$1,025	6.9%
Percentage of revenue	1%	1%		1%	1%
Comparison of the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, selling and marketing expense increased by $0.2 million, or 53.5%, from $0.3 million during 2024 to $0.5 million in 2025. The increase is attributable to higher staff costs due to new hires and increased sales commissions, as well as an increase in promotion costs. This was partially offset by a decrease in share-based compensation.
Comparison of the Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025 and 2024, selling and marketing expense increased by $0.1 million, or 6.9%, from $1.0 million during 2024 to $1.1 million in 2025. The increase is attributable primarily to new hires and an increase in promotion costs. This was partially offset by a decrease in share-based compensation.
Other Non-Operating income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Interest income	$1,127	$1,764		$3,603	$5,624
Change in fair value of warrant liabilities	33	(299)		2,862	2,266
Realized loss from sales of short-term investments	(5,195)	—		(5,195)	—
Total other non-operating income (loss)	$(4,035)	$1,465	NM (1)	$1,270	$7,890	(83.9)%
(1) Percentage not meaningful.
Comparison of the Three Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025, total other non-operating income consisted primarily of: (i) $1.1 million interest income, attributable to our short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); and a (ii) $(5.2) million realized loss on the sale of securities received as consideration in the Passenger business divestiture.
For the three months ended September 30, 2024, total other non-operating income consisted of: (i) $1.8 million interest income, attributable to our short-term investments and our money market funds; and (ii) $(0.3) million non-cash loss due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.
Comparison of the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, total other non-operating income consists of: (i) $3.6 million interest income, attributable to our short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $2.9 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and a (iii) $(5.2) million realized loss on the sale of securities received as consideration in the Passenger business divestiture.

For the nine months ended September 30, 2024, total other non-operating income consisted of: (i) $5.6 million interest income, attributable to our short-term investments and our money market funds; and a (ii) $2.3 million non-cash gain due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

Income (loss) from discontinued operations, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Net income (loss) from discontinued operations	$67,073	$3,673	1726%	$64,858	$(8,783)	NM (1)
(1) Percentage not meaningful.
Comparison of the Three Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025, total net income from discontinued operations was $67.1 million and primarily consisted of: (i) gain on disposal of discontinued operations of $60.4 million, (ii) operating income before tax of $7.2 million attributable to revenue of $32.5 million from air transportation for passengers in the United States and Europe on a by-the-seat and on a full aircraft charter basis, and (iii) $0.6 million tax expenses attributable to the capital gain from the sale of the Passenger business.
For the three months ended September 30, 2024, total net income from discontinued operations was $3.7 million and primarily consisted of: (i) operating income before tax of $3.6 million attributable to revenue of $38.8 million from air transportation for passengers in the United States, Canada and Europe on a by-the-seat and on a full aircraft charter basis, and (ii) deferred tax benefit of $0.1 million.
The year-over-year improvement in operating income before tax, from $3.6 million to $7.2 million, was driven primarily by significant improvement in the profitability of the Europe operations following restructuring in October 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, total net income from discontinued operations was $64.9 million and primarily consisted of: gain on disposal of discontinued operations of $60.4 million and operating income before tax of $5.0 million attributable to revenue of $76.6 million from air transportation for passengers in the United States and Europe on a by-the-seat and on a full aircraft charter basis.
For the nine months ended September 30, 2024, total net loss from discontinued operations was $(8.8) million and primarily consisted of operating loss before tax of $(8.9) million attributable to revenue of $83.9 million from air transportation for passengers in the United States, Canada and Europe on a by-the-seat and on a full aircraft charter basis.
The year-over-year improvement in operating income before tax, from $(8.9) million to $5.0 million, was driven primarily by a $5.8 million impairment charge associated with Blade Canada during the prior year period coupled with a reduction in associated amortization costs, a significant improvement in the profitability of the European operations following restructuring in October 2024, and a reduction in selling and marketing expense.

Net loss from Continuing Operations, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin, and Flight Margin

The following table presents our condensed consolidated results on a continuing operations basis for net loss from continuing operations, Adjusted EBITDA, Gross Profit, Flight Profit, Gross Margin and Flight Margin results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Net loss from continuing operations	$(9,657)	$(5,627)	71.6%	$(14,678)	$(8,731)	68.1%
Adjusted EBITDA (1)	$4,214	$67	6189.6%	$7,096	2,677	165.1%
Gross Profit (1)	$9,545	$5,427	75.9%	$23,198	$19,624	18.2%
Flight Profit (1)	$11,614	$7,508	54.7%	$29,456	$24,575	19.9%
Gross Margin (1)	19.4%	15.0%		17.8%	17.8%
Flight Margin (1)	23.6%	20.8%		22.6%	22.3%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.

Comparison of the Three Months Ended September 30, 2025 and 2024
Net loss from continuing operations increased by $(4.0) million for the three months ended September 30, 2025 from $(5.6) million in the same period of 2024 to $(9.7) million in 2025. See “Results of Operations” above for further discussion.
Adjusted EBITDA improved by $4.1 million for the three months ended September 30, 2025 from $0.1 million in the same period of 2024 to $4.2 million in 2025. The improvement is attributable to the revenue growth along with improved flight profit margin in logistics services and further improvement with reduced corporate staff costs.

Gross Profit increased by $4.1 million for the three months ended September 30, 2025 from $5.4 million in the same period of 2024 to $9.5 million in 2025.

Flight Profit increased by $4.1 million, or 54.7%, for the three months ended September 30, 2025 from $7.5 million in the same period of 2024 to $11.6 million in 2025 attributable to a 36.7% increase in revenue coupled with higher Flight Margin (as discussed below).
Gross Margin increased from 15.0% in the three months ended September 30, 2024 to 19.4% in the same period of 2025.

Flight Margin increased from 20.8% in the three months ended September 30, 2024 to 23.6% in the same period of 2025, primarily driven by higher utilization for our owned fleet following the addition of three aircraft, as well as enhanced operational leverage in ground services.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Net loss from continuing operations increased by $5.9 million for the nine months ended September 30, 2025 from $(8.7) million in the same period of 2024 to $(14.7) million in 2025. See “Results of Operations” above for further discussion.
Adjusted EBITDA improved by $4.4 million for the nine months ended September 30, 2025 from $2.7 million in the same period of 2024 to $7.1 million in 2025. The improvement is attributable to the revenue growth, with further improvement due to reduced professional fees. Partially offset by increases in staff costs and promotion costs associated with increased sales and revenue growth of our continuing operations.
Gross Profit increased by $3.6 million for the nine months ended September 30, 2025 from $19.6 million in the same period of 2024 to $23.2 million in 2025.

Flight Profit increased by $4.9 million, or 19.9%, for the nine months ended September 30, 2025 from $24.6 million in the same period of 2024 to $29.5 million in 2025 attributable to an 18.0% increase in revenue coupled with slightly higher Flight Margin (as discussed below).
Gross Margin remained unchanged at 17.8% in both periods.

Flight Margin increased from 22.3% in the nine months ended September 30, 2024 to 22.6% in the same period of 2025, a minimal increase attributable primarily to improved operational leverage in ground services, partially offset by elevated maintenance and pilot costs relative to the prior year period for our owned fleet.

Reconciliation of Non-GAAP Financial Measures

Certain non-GAAP measures included in this results of operations review have been derived from amounts calculated in accordance with GAAP but are not themselves GAAP measures. Strata believes that the non-GAAP measures discussed below, viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other companies. These include Adjusted EBITDA, Flight Profit, and Flight Margin, which we define, explain the use of and reconcile to the nearest GAAP financial measure below.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss from continued operations adjusted to exclude (1) depreciation and amortization, (2) stock-based compensation, (3) change in fair value of warrant liabilities, (4) interest income (5) income tax, (6) realized gains and losses on short-term investments, (7) impairment of intangible assets and (8) certain other non-recurring items (shown below) that management does not believe are indicative of ongoing Company operating performance and would impact the comparability of results between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss from continuing operations	$(9,657)	$(5,627)	$(14,678)	$(8,731)
Add (deduct):
Depreciation and amortization	1,445	833	3,892	2,185
Stock-based compensation	1,646	5,125	10,372	14,294
Change in fair value of warrant liabilities	(33)	299	(2,862)	(2,266)
Realized loss from sales of short-term investments (1)	5,195	—	5,195	—
Interest income	(1,127)	(1,764)	(3,603)	(5,624)
Legal expenses and regulatory advocacy fees (2)	5,045	165	5,748	427
Executive severance costs	—	140	—	140
SOX readiness costs	—	220	—	302
M&A transaction costs (3)	1,134	85	1,168	169
Corporate staff costs included in the sold Passenger business (4)	566	591	1,864	1,781
Adjusted EBITDA	$4,214	$67	$7,096	$2,677
Revenue	$49,298	$36,062	$130,354	$110,429
Adjusted EBITDA as a percentage of revenue	8.5%	0.2%	5.4%	2.4%
(1) Consists of realized loss on the sale of securities of Joby Aviation received in consideration in the Passenger business divestiture.
(2) Includes legal expenses and advocacy fees that we do not consider representative of legal and regulatory advocacy costs that we will incur from time to time in the ordinary course of our business. For the three and nine months ended September 30, 2025 and 2024 these costs were related primarily to the Drulias lawsuit (see “— Legal and Environmental” within Note 9 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
(3) Consists of non-recurring M&A transaction costs including professional fees incurred over a short period of time that do not represent ongoing operating expenses of the business.
(4) Represents corporate staff costs associated with certain employees who transferred to Joby following the sale of the Passenger business on August 29, 2025. This adjustment is intended to present more comparable results by excluding from all the periods costs associated with transferred employees. These employees previously performed certain corporate functions that were not replaced after that date. Under U.S. GAAP (ASC 205-20), such costs were included in Continuing Operations in periods prior to August 29, 2025, because staff costs not directly attributable to discontinued operations must remain in continuing operations, even when the employees depart following a divestiture.

Flight Profit and Flight Margin

Flight Profit is calculated as revenue less cost of revenue. Flight Margin is calculated as Flight Profit divided by revenue. Flight Profit and Flight Margin are measures that management uses to assess the performance of the business. The Company believes that Flight Profit and Flight Margin provide a useful measure of the profitability of the Company's operations, as they focus solely on the non-discretionary direct costs associated with generating revenue.

Gross Profit and Gross Margin

Gross Profit, which is the most directly comparable GAAP financial measure to Flight Profit, is calculated as revenue less cost of revenue and other costs directly related to revenue generating transactions, including depreciation and amortization, direct staff costs including stock-based compensation and commercial costs. Gross Margin is calculated as Gross Profit divided by revenue. The reconciliation of Revenue to Gross Profit and Gross Profit to Flight Profit can be found in the table below.

Reconciliation of Revenue to Gross Profit and Gross Profit to Flight Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$49,298	$36,062	$130,354	$110,429
Less:
Cost of revenue (1)	37,684	$28,554	100,898	85,854
Depreciation and amortization (2)	364	275	1,128	961
Other (3)	1,705	1,806	5,130	3,990
Gross Profit	$9,545	$5,427	$23,198	$19,624
Gross Margin	19.4%	15.0%	17.8%	17.8%

Gross Profit	$9,545	$5,427	$23,198	$19,624
Reconciling items:
Depreciation and amortization (2)	364	275	1,128	961
Other (3)	1,705	1,806	5,130	3,990
Flight Profit	$11,614	$7,508	$29,456	$24,575
Flight Margin	23.6%	20.8%	22.6%	22.3%
(1) Cost of revenue consists of costs of operating our aircraft fleet including pilots’ salaries, flight costs paid to operators of aircraft and vehicles, depreciation of aircraft, vehicles & medical devices, staff costs associated with providing clinical services and costs of disposable medical products.
(2) Represents real estate depreciation and intangibles amortization included within general and administrative.
(3) Other costs include logistics and coordination staff costs.

Liquidity and Capital Resources
Sources of Liquidity

As of September 30, 2025 and December 31, 2024, we had total liquidity of $75.9 million and $124.8 million, respectively, consisting of cash and cash equivalents of $22.8 million and $16.1 million, respectively, and short-term investments of $53.2 million and $108.8 million, respectively. In addition, as of September 30, 2025 and December 31, 2024, we had restricted cash of $0.3 million and $0.3 million, respectively. As of September 30, 2025, $53.2 million of short-term investments consisted of securities that are traded in highly liquid markets. The Company had net income of $50.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we realized net proceeds of $70.2 million from the sale of Buyer Shares received from the sale of the Passenger business.
With $75.9 million of total liquid funds as of September 30, 2025, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date of filing this Quarterly Report. Although we have not historically sought external sources of financing to help fund our operational needs, we may in the future seek to take advantage of market opportunities to obtain financing on terms we deem attractive.
Liquidity Requirements
As of September 30, 2025, the Company had net working capital of $94.6 million, cash and cash equivalents of $22.8 million and short-term investments of $53.2 million. The Company had net loss of $17.5 million for the nine months ended September 30, 2024.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of September 30, 2025, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees of $3.2 million for the years ending December 31, 2025 and 2026. See “—Capacity Purchase Agreements” within Note 9 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.2 million and $0.6 million for the years ending December 31, 2025 and 2026, respectively.

We may be required to make earn-out payments of up to $35.4 million, contingent upon the satisfaction of certain financial performance targets described in the Keystone Purchase Agreement. This contingent consideration will be payable in a mix of cash and shares of the Company’s common stock as described in the Keystone Purchase Agreement. See Note 2 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer-term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing products, capital expenditures and acquisitions.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(40,607)	$(767)
Net cash provided by / (used in) investing activities	51,485	(4,992)
Net cash used in financing activities	(7,170)	(1,885)
Effect of foreign exchange rate changes on cash balances	(339)	29
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,369	$(7,615)
Cash Used In Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $40.6 million, driven by: a net income of $50.2 million, adjusted for net non-cash charges of $43.3 million; transaction costs paid related to the sale of the Passenger business of $6.0 million; $44.3 million paid in connection with the Keystone acquisition for settlement of seller-assumed liabilities, which were directed to third parties and therefore classified within operating activities; and net $2.8 million of cash provided by changes in our working capital assets and liabilities. The $2.8 million net cash provided by changes in our working capital assets and liabilities was primarily driven by an increase in accounts payable and accrued liabilities of $8.4 million attributable to legal fees provision and other transaction costs, an increase in deferred revenue of $1.6 million; a decrease in prepaid and other current assets of $0.8 million and a decrease in other non-current assets of $0.7 million; partially offset by an increase of $8.6 million in accounts receivable attributable to the revenue growth and the consolidation of Keystone in September 2025.
For the nine months ended September 30, 2024, net cash used in operating activities was $0.8 million, driven by a net loss of $17.5 million, net non-cash charges of $20.0 million and net $3.2 million of cash used by changes in our working capital assets and liabilities. The $3.2 million cash used by changes in our working capital assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses of $8.3 million, driven by the cash payment for the Trinity contingent consideration compensation and for the 2023 short term incentive plan paid in March 2024 and an increase in accounts receivable of $3.6 million (attributable to the revenue growth) and a decrease in deferred revenue of $0.2 million (driven by Passenger client prepayments and gift cards); partially offset by a decrease in prepaid expenses and other current assets of $8.3 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N as part of the purchase of seven aircraft, partially offset by new prepayments made to operators in connection with new CPAs) and an decrease in other non-current assets of $0.5 million (driven by a lease deposit refund).
Cash Provided by Investing Activities
For the nine months ended September 30, 2025, net cash provided by investing activities was $51.5 million, driven by: $70.2 million of proceeds from the sale of Buyer Shares received from the sale of the Passenger business; partially offset by $65.2 million in cash consideration paid in connection with the Keystone acquisition; $7.9 million in purchases of property and equipment, consisting primarily of a spare engine, aircraft capitalized maintenance costs, purchase of vehicles used for organ ground transportation; $1.3 million in capitalized software development costs; $1.2 million in cash transferred with the sale of the Passenger business and $203.0 million of proceeds from maturities of held-to-maturity investments net of $146.3 million in purchases of held-to-maturity investments.
For the nine months ended September 30, 2024, net cash used in investing activities was $5.0 million, driven by $142.8 million in purchases of held-to-maturity investments, $26.3 million in purchases of property and equipment, consisting primarily of $22.8 million in the acquisition of ten aircraft and related capitalized costs to support the Medical segment, with the remaining in furniture and fixtures for new office space in Arizona used by the logistics business, purchase of vehicles used in generating revenue by the logistics business, $2.2 million in consideration paid for the acquisition of CJK and $1.7 million in capitalized software development costs, partially offset by $168.0 million of proceeds from maturities of held-to-maturity investments.
Cash Used In Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $7.2 million, driven by $7.3 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company; partially offset by $0.1 million of proceeds from the exercise of stock options.

For the nine months ended September 30, 2024, net cash used in financing activities was $1.9 million, reflecting $1.8 million cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company and $0.2 million in repurchases and retirement of common stock under a share repurchase program (expired on March 31, 2025); partially offset by $0.1 million of proceeds from the exercise of stock options.
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

For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. Except for the accounting policy related to Business Combinations and Contingent Consideration, as discussed in Note 1 of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q under the caption “Business Combinations and Contingent Consideration,”, and other transaction-related updates, including the recognition of share-based payment and contingent consideration liabilities, there been no material changes to these policies and estimates as of September 30, 2025.
Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation of internal controls over financial reporting did not include the internal controls of Keystone, which was acquired on September 16, 2025 and is included in our consolidated financial statements for this Quarterly Report on Form 10-Q and constituted approximately 39.9% of total assets as of September 30, 2025 and 2.1% and 2.9% of sales and net loss from continuing operations, respectively, for the nine months ended September 30, 2025. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. On August 29, 2025, we completed the sale of our Passenger business, which included all operations previously reported within our Passenger segment. As a result, the risks described under the caption “Risk Factors—Risks Related to our Passenger Segment” in our Annual Report on Form 10-K for the year ended December 31, 2024 are no longer material to our business or results. Other than as described in this Item 1A, there were no material changes in the risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

We provide clinical services for our customers and perfusion staffing services to hospitals and health systems. We may be subject to negative publicity and reputational damage related to the provision of such services, as well as litigation, claims, investigations, other proceedings, which could result in actions including substantial judgments, settlement costs, uninsured liabilities, and investigations.
We rely significantly on our ability to attract, develop, and retain professionals who possess the skills, experience and, as required, licensure, necessary to perform organ recovery services and perfusion staffing services. Our professionals are involved in clinical services such as surgical recovery, which involves the retrieval of organs from donors, and normothermic regional perfusion services, which are heavily regulated industries. The requirements and protocols for such services are complex and may vary amongst our customers. If there is a negative outcome in a particular case, or if a particular case raises ethical questions or concerns, even if our staff were not directly involved in the case, we may be subject to negative publicity, reputational harm, investigations, litigation, claims, and governmental actions that could have an adverse effect on our operations, financial results, and reputation.

Any inability to realize the anticipated benefits of the sale of the Passenger business or acquisition of Keystone could negatively impact our stock price and our business and financial results.

On August 29, 2025, the Company completed the sale of its Passenger business to the Joby Buyer and on September 16, 2025, the Company completed the acquisition of Keystone. We completed these transactions with the expectation that they will result in various benefits to us, but such anticipated benefits are subject to a number of uncertainties, including our ability to timely realize cost efficiencies and accretive benefits and our ability to successfully integrate Keystone and retain its key employees and clients. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially adversely affect our stock price, business and financial results. In addition, while the Company will be entitled to up to $35.0 million in contingent consideration from the Joby Buyer upon the satisfaction of certain employee retention and financial performance targets, there can be no assurance that we will receive such contingent consideration. Any contingent consideration that we receive may be paid in cash or shares of Joby Aviation at the election of the Joby Buyer and, as a result, the value of any contingent consideration we receive may be subject to risks associated with Joby Aviation’s business and common stock over which we have no control.

Due to the effects of discontinued operations for the Passenger business, the Company’s historical statements of operations included in prior periodic reports are not comparable to the Company’s condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q and will not be comparable to the Company’s condensed consolidated statements of operations included in future periodic reports.

The unaudited interim condensed consolidated statements of operations of the Company included in this Quarterly Report on Form 10-Q reflect the results of the Passenger business in discontinued operations for all periods presented. The Passenger business included all operations previously reported within the Passenger segment, as well as certain assets and activities currently reported within unallocated corporate expenses and software development. The results of operations for the nine months ended September 31, 2025 and 2024 reflect the financial results of the Passenger business, including activity through August 29, 2025, as discontinued operations. The cash flows and comprehensive income of the Passenger business have not been separately presented and are included in the unaudited interim condensed consolidated statements of cash flows and unaudited interim condensed consolidated statements of comprehensive loss, respectively, for all periods presented. The Company’s historical condensed consolidated statements of operations included in prior periodic reports do not reflect reporting of discontinued operations for the Passenger business. Accordingly, such historical condensed consolidated statements of operations included in prior periodic reports are not comparable to the condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q or to the condensed consolidated statements of operations which will be included in future periodic reports of the Company. See Note 3 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)	Equity Purchase Agreement, dated as of August 1, 2025, among Blade Air Mobility, Inc., Trinity Medical Intermediate II, Inc., Blade Urban Air Mobility, Inc., Joby Aviation, Inc. and Joby Aero, Inc.
2.2(2)	Purchase and Sale Agreement, dated as of September 16, 2025, among Strata Critical, Inc., Keystone Perfusion Services, LLC, and other parties named therein, dated August 20, 2025
3.1(3)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.3(5)	Amended and Restated Bylaws of Strata Critical Medical, Inc.
10.1(6)	Transition and Transaction Bonus Agreement, dated as of August 1, 2025, between Robert S. Wiesenthal and the Company +{
10.2(7)	Restrictive Covenant Agreement, dated as of August 29, 2025, between Strata Critical Medical, Inc. and Joby Aviation, Inc. {
10.3(8)	Commercial Agreement, dated as of August 29, 2025 between Strata Critical Medical, Inc., Joby Aviation, Inc. and Joby Aero, Inc.
10.4(9)	Form of Performance Stock Unit Agreement (EBITDA Earnout) Pursuant to the Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan +
10.5(10)	Form of Performance Stock Unit Agreement (2025 Co-CEO) Pursuant to the Strata Critical Medical, Inc.
10.6(11)	Co-CEO Offer Letter with Melissa Tomkiel, dated August 28, 2025+
10.7(12)	Co-CEO Offer Letter with William Heyburn, dated August 28, 2025+
10.8*	Strata Critical Medical, Inc. Amended and Restated Change in Control Severance Plan+
10.9*	Strata Critical Medical, Inc. Flight Benefit Policy for Independent Directors, Co-Chief Executive Officers and Certain Other Officers+
31.1*(13)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*(13)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*(13)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*(13)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
+ Denotes a management contract or compensatory arrangement.
⸶ Pursuant to Item 601(b) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted;
exhibits, schedules and other attachments will be provided to the SEC upon request.
(1)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on August 4, 2025.
(2)Incorporated by reference to Exhibit 2.1 of our Form 8-K (file number 001-39046) filed on September 16, 2025.
(3)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(4)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(5)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(6)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on August 4, 2025.
(7)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(8)Incorporated by reference to Exhibit 10.2 of our Form 8-K (file number 001-39046) filed on August 29, 2025.

(9)Incorporated by reference to Exhibit 10.1 of our Form 8-K/A (file number 001-39046) filed on August 29, 2025.
(10)Incorporated by reference to Exhibit 10.2 of our Form 8-K/A (file number 001-39046) filed on August 29, 2025.
(11)Incorporated by reference to Exhibit 10.3 of our Form 8-K/A (file number 001-39046) filed on August 29, 2025.
(12)Incorporated by reference to Exhibit 10.4 of our Form 8-K/A (file number 001-39046) filed on August 29, 2025.
(13)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA CRITICAL MEDICAL, INC.

Date: November 10, 2025	By:	/s/ Melissa Tomkiel
	Name:	Melissa Tomkiel
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive & Financial Officer)

Date: November 10, 2025	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting Officer (Principal Accounting Officer)