Form 10-K
period 2025-12-31
Strata Critical Medical, Inc.
filed 2026-03-03
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-39046
STRATA CRITICAL MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, 14th Floor New York, NY,	10001
(Address of principal executive offices)	(Zip Code)

(585) 301-1762
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRTA	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SRTAW	The Nasdaq Stock Market

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
Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $4.03 per share, was approximately $263.9 million.

The Registrant had 86,989,143 shares of common stock outstanding as of February 24, 2026.

____________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2026, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

2

STRATA CRITICAL MEDICAL, INC.
FORM 10-K

NOTE REGARDING FORWARD–LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified using forward-looking terminology, including the terms “believes”, “estimates”, “anticipates”, “expects”, “seeks”, “projects”, “intends”, plans”, “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in several places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

Our operations and financial results are subject to various risks and uncertainties. The following are among those factors, but are not the only factors, that could adversely affect us and/or that may cause actual results to differ materially from such forward-looking statements:

Risks Related to Our Business and Growth Strategy
•continued net losses or failure to achieve or maintain profitability;
•our ability to realize the anticipated benefits of strategic transactions, including the recently completed divestiture of the Passenger business, the acquisition and integration of Keystone (as defined below), and any future acquisitions or partnerships;
•harm to our reputation or brand arising from operational issues, public perception, clinical outcomes or actions of third parties;
•negative publicity, litigation, claims or regulatory scrutiny relating to our clinical services, perfusion staffing or organ recovery activities;
•our ability to provide high-quality customer support and maintain trusted relationships with Medical Customers;
•our reliance on contractual relationships with transplant centers, hospitals, Organ Procurement Organizations and strategic partners;
•adoption and effective utilization of our integrated clinical and logistics offerings by Medical Customers;
•competition within the transplant logistics, clinical services and organ preservation ecosystem;
•our dependence on the availability and utilization of donor organs and transplant volumes;
•insufficient reimbursement or funding for organ transport and related services;
•risks inherent in organ transportation operations, including delivery failures, operational disruptions or liability exposure;
•risks associated with ground transportation operations;
•advancements in preservation technology or alternative transport methods that could reduce demand for our services;
•aviation safety risks, including accidents, incidents or adverse publicity involving aircraft used in our operations;
•climate change, extreme weather events or environmental developments affecting our operations;
•terrorist attacks, geopolitical conflict or security events affecting aviation or healthcare infrastructure;
•volatility in aircraft fuel availability or cost;
•our ability to obtain additional capital or financing;
•restrictions under our Credit Agreement that may limit operational or strategic flexibility;
•our ability to manage growth, operational expansion and integration activities effectively;
•insurance market conditions, including increased premiums, reduced coverage availability or changes in underwriting standards;
•our dependence on key personnel and our ability to attract and retain qualified professionals;
•employment-related claims, workforce litigation or labor market challenges;
•our ability to maintain our company culture as we grow;
•fluctuations in financial results and the non-comparability of historical financial statements following discontinued operations;
•risks associated with purchasing aircraft or evolving from an asset-light model;
•risks associated with directly operating aircraft, including increased regulatory oversight, operational complexity or liability exposure;
•our reliance on maintaining efficient aircraft utilization to manage costs, operating efficiency and margins;
•changes in regulatory frameworks; and
•comparability of historical financial results due to the effects of discontinued operations for the Passenger business.

Risks Related to Our Dependence on Third-Party Providers
•our reliance on third-party aircraft operators to provide and operate aircraft used in our services;
•the availability of sufficient third-party aircraft capacity and our ability to add or retain operators to meet demand;
•workforce disruptions, operational interruptions or financial difficulties affecting third-party operators or service providers;
•reputational or operational risks arising from the illegal, improper or otherwise inappropriate operation of Strata-owned or Strata-branded aircraft by third-party operators; and
•our reliance on third-party cloud infrastructure, hosting providers and other technology vendors to support our systems and operations.

Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices
•interruptions, defects, failures or vulnerabilities in our technology systems or those of third-party providers;
•cybersecurity incidents, data breaches or misuse of artificial intelligence technologies that could disrupt operations or expose sensitive information;
•our ability to protect and enforce intellectual property rights; and
•risks associated with our use of open-source software.

Legal and Regulatory Risks Related to Our Business
•our operations within highly regulated aviation, healthcare and transplant environments, including evolving federal, state and local laws and regulations;
•the impact of any litigation or regulatory investigations that we may be subject to;
•our ability to comply with privacy, data protection, consumer protection and security laws; and
•the expansion of environmental regulations.

Other Risks
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
•our ability to maintain effective disclosure controls and procedures; and
•the other factors described elsewhere in this Annual Report, included under the headings “Risk Factors,”
“Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.

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
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company”, “Strata”, “we”, “us”, “our”, and similar terms refer to Strata Critical Medical, Inc.

Part I.
Item 1. Business
Business Overview
Strata Critical Medical, Inc.(f/k/a Blade Air Mobility, Inc.) (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and organ procurement organizations, offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, organ placement, surgical organ recovery, normothermic regional perfusion and preservation for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone Perfusion Services LLC (“Keystone”) brands.

Strata’s mission is to increase the number of organs that are successfully transplanted while leveraging the Company’s expertise and resources to provide other medical and logistics services to a broader customer base. Strata’s goals are closely aligned with those of all participants in the transplant ecosystem, including transplant centers, regulators, Organ Procurement Organizations (“OPOs”) and other service providers. We believe that, by working with Strata, industry participants can save money, save more lives and operate more efficiently by working with Strata.

Strata operates across two operating segments: Logistics and Clinical (see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information on reportable segments), offering a variety of logistics and clinical services related to organ transplant and the broader healthcare industry. All of Strata’s services are provided to transplant centers, organ procurement organizations, hospitals or other businesses that pay the Company directly. Strata provides:

Logistics Segment
Our Logistics segment is marketed under the Trinity brand name and includes the following:
•Air Logistics – Air transportation of human organs for transplant as well as related staff, equipment, blood samples, and tissue samples. Service is typically provided on fixed wing aircraft operating specifically for each individual organ. Strata also offers on-board couriers for commercial flights and “next flight out” shipping coordination.
•Ground Logistics – Ground transportation of human organs for transplant as well as related staff, equipment, blood samples and tissue samples.
•Organ Placement – Administrative services related to the acceptance of potential donor organs for recipients and support coordinating the transplant process.

Clinical Segment
Our Clinical segment is marketed under the Keystone brand name and includes the following:
Transplant Clinical
•Organ Recovery – Surgical procurement of donor organs.
•Normothermic Regional Perfusion (“NRP”) – In situ perfusion of donor organs with oxygenated blood to improve clinical outcomes and enable functional assessment prior to recovery.
•Preservation – Operation of devices utilized to preserve organs prior to being transplanted into a recipient.

Other Clinical
•Cardiac Care – Cardiac perfusion, blood management & autotransfusion and disposables. Services are typically provided under contract with hospitals to support open-heart surgery procedures.
•Other – Extracorporeal Membrane Oxygenation (ECMO) services, perfusion temporary staffing and equipment rental offered to healthcare providers.
Our Business Model
Logistics Segment

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

Strata leverages an asset-light air logistics business model. We primarily utilize aircraft that are owned and/or operated by third parties on Strata’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Strata at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft and flying, while we maintain the relationship with our customer from booking through flight arrival.

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

In 2024, we acquired ten fixed wing aircraft. We made the decision to invest in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Strata’s oversight. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

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

Organ placement services, branded as “TOPS,” are provided on a contractual basis with a fixed monthly fee based on the size of the customer’s program.

Clinical Segment

We employ perfusionists and transplant surgeons that are primarily dedicated to a specific customer in a particular geography. We own perfusion equipment which is often provided as part of our services or offered through a traditional leasing arrangement.

Our clinical work for OPOs typically consists of surgical recovery, operation of preservation devices, NRP services and related equipment provided on a contractual basis with a combination of retainer and per case fees.

For transplant centers, surgical recovery, preservation and NRP services are typically provided on an ad hoc basis with pricing on a per case basis. We leverage surgeons, perfusionists and equipment in place to support our OPO customers to provide more efficient options to transplant centers, utilizing locally available resources wherever possible to avoid incremental logistics costs.

For cardiac care hospitals, we typically provide perfusion staffing, often combined with perfusion equipment, on a contractual basis with a combination of retainer and per case fees.

Technology

We also utilize proprietary technology to manage staffing, training and chain of custody, as well as help customers streamline organ evaluation (through our Trinity Organ Placement Services - TOPS), procurement and logistics. Our technology enhances the efficiency and cost-effectiveness of our service offerings, further strengthening our position in the organ transportation industry.

Competition
In Air and Ground Logistics, we compete primarily with Part 135 jet operators and a limited number of asset-light logistics businesses. We compete primarily based on our technology-enabled service and access to a wide variety of aircraft types, including jets, turboprops and helicopters, in many locations across the United States. This can lower costs for our customers based on our ability to select the most appropriate aircraft located in the most efficient area for the requested distance and payload.

In Organ Placement within the Logistics segment, we primarily compete with transplant centers’ own internal resources or a limited number of specialty firms focused on organ evaluation and coordination of the donation process. We compete primarily on our ability to (i) enable customers to efficiently evaluate a larger number of organ offers for potential transplant; (ii) coordinate the complex logistics and scheduling demands of the organ donation process; and (iii) provide our services at a competitive price point.

In our Clinical segment, we compete primarily with a hospital or OPOs own internal resources to provide surgical recovery, NRP or perfusion and a number of businesses with clinical offerings similar to ours. We compete primarily on our ability to consistently provide skilled clinical practitioners to our customers with a lower cost structure and more reliability than they could achieve with internal resources.

Many of our transplant customers utilize services in both our Logistics and Clinical segments together given the ease of use inherent in our integrated offering, but this is not required. Some of our competitors offer many of the same services we provide in an integrated “one call” offering, but we believe that our offering is more comprehensive in terms of both the variety of services we provide and the breadth of third-party devices that we support.

The organ transportation industry is rapidly evolving as new technology for organ preservation is introduced. We believe new technology will benefit our business by increasing the overall supply of organs to be transplanted and enabling such transplants at lower cost. However, some companies that manufacture proprietary organ preservation devices, which we do not possess, now also provide bundled logistics and clinical services that compete with us.

We believe our ability to compete successfully will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, customer confidence in the safety and reliability of our offerings, customer satisfaction for the service we offer, and, for our clinical services, the successful outcomes of cases in which we are involved. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

Human Capital Resources
As of December 31, 2025, the Company employed 601 employees, all of whom were located across the United States. Among these employees, we had 327 full-time employees and 274 part-time employees. The Company’s workforce consists of 223 employees in our Logistics segment, 359 employees in our Clinical segment, and 19 employees in our headquarters functions. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

The Company’s human capital practices are designed to support its operational needs while maintaining compliance with applicable employment, labor, and workplace laws and regulations. The Company maintains employment-related policies applicable to employees, including a code of business conduct and ethics, an insider trading policy, and other employment-related policies intended to promote a professional and respectful workplace.

The Company seeks to attract and retain employees with the skills and experience necessary to support its operations. Employee compensation and benefits are structured to be competitive within relevant labor markets.

Health and safety considerations are integrated into the Company’s operations where relevant, including compliance with applicable workplace safety requirements and role-appropriate training.

Government Regulation
Transportation and Aviation
As an arranger of air travel and an indirect air carrier, we are subject to United States Department of Transportation (“DOT”) regulations governing, among other things, advertising, contracting practices, and unfair deceptive practices. Certain of our logistics activities, including the transportation of organs for transplant, may also be subject to DOT rules and guidance applicable to the handling and transport of sensitive medical cargo. Although we do not currently operate aircraft, the third-party aircraft operators that conduct flights arranged by us are subject to the laws and regulations relating to the operation and maintenance of aircraft promulgated by the Federal Aviation Administration (“FAA”). Because we do not currently operate aircraft, our business operations are not directly regulated by the FAA. Our ground transportation offerings are governed by applicable local, state and federal regulations and include (i) owned vehicles, both with and without lights and sirens; and (ii) third-party owned and operated vehicles. Depending on the jurisdiction, these operations may be subject to vehicle safety requirements, emergency transport regulations, licensing requirements or other local transportation rules.
Healthcare
The procurement and transportation of organs in the United States occurs within a highly regulated framework. The organ transplantation system is governed by the National Organ Transplant Act and administered through the Organ Procurement and Transplantation Network (“OPTN”) under federal oversight by the Health Resources and Services Administration (“HRSA”). OPOs, which are nonprofit entities responsible for coordinating organ recovery and allocation, must meet statutory criteria and performance standards to maintain certification and participation in Medicare and Medicaid programs. Hospitals that receive Medicare or Medicaid funding must also meet certain conditions of participation related to organ, tissue and eye procurement.
Changes to OPTN governance, OPO performance metrics, organ allocation policies, or federal oversight initiatives could affect the manner in which transplant logistics are coordinated and may influence demand for our services. In addition, transplant centers, OPOs and hospitals that are our customers are subject to evolving regulatory and reimbursement requirements, which may indirectly impact our operations.
A number of federal and state healthcare laws, generally referred to as fraud and abuse laws, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through federal or state healthcare programs and, in some instances, private health insurance programs. Given the breadth of these laws and regulations, they may affect our business either directly or indirectly through their application to our customers and business partners.
For example, the federal Anti-Kickback Statute (the “AKS”) broadly prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce referrals or business reimbursable under federal healthcare programs. Regulators and courts have interpreted the AKS broadly, and a violation may be found even if only one purpose of an arrangement is to induce referrals. Violations of the AKS can result in criminal penalties, civil monetary penalties, exclusion from participation in federal healthcare programs and potential liability under the federal civil False Claims Act (“FCA”).
The FCA imposes civil and criminal liability on individuals and entities that knowingly present or cause to be presented false or fraudulent claims for payment to the federal government. Actions under the FCA may be brought by the U.S. Department of Justice or by private individuals under qui tam provisions. Companies found liable under the FCA may be subject to significant monetary penalties, treble damages and extensive compliance obligations.
The Health Insurance Portability and Accountability Act, as amended, and implementing privacy, security, and breach notification regulations (“HIPAA”) also includes healthcare fraud and false statement provisions that prohibit schemes to defraud healthcare benefit programs and knowingly making materially false statements in connection with healthcare services or payment. Violations may result in fines, imprisonment or exclusion from government programs.
Additionally, the federal Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion for a variety of prohibited conduct, including submitting false claims, violating the AKS or failing to report and return identified overpayments. Many states maintain similar fraud and abuse laws that may apply regardless of whether services are reimbursed by Medicare or Medicaid. A determination of liability under these laws could result in fines, penalties, administrative sanctions, refund obligations, exclusion from healthcare programs and reputational harm.

Privacy and Data Protection
In connection with our clinical logistics and coordination activities, we receive and process personal information, including protected health information (“PHI”), that is subject to extensive federal and state privacy and security laws. The PHI that we receive is subject to HIPAA. HIPAA limits the use and disclosure of PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in both paper and electronic form. In many instances, we act as a Business Associate under HIPAA, and may be subject to penalties for, or required to enter into monitoring or resolution agreements for, among other activities, failing to enter into written agreements where required by law and violations of HIPAA, including breaches. Under the breach notification rule, the Covered Entities, such as the hospitals with which we enter into agreements, must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which compromises the privacy or security of the PHI: these Covered Entity customers may also delegate the breach notification responsibility to us in their agreements. In addition, notification must be provided to the U.S. Department of Health and Human Services (“HHS”) and the local media in cases where a breach affects 500 or more individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS on an annual basis. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit, or otherwise) alleging non-compliance with HIPAA in our maintenance of PHI. In some cases, HIPAA violations have resulted in lawsuits, settlement payments, and actions by state attorneys general to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information.
In addition to HIPAA, we must adhere to U.S. state patient privacy laws that are not pre-empted by HIPAA, including those that are more stringent than HIPAA requirements. Numerous other U.S. state, federal, and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of patient health information. In addition, Congress and some U.S. states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. The Federal Trade Commission (the “FTC”) also regulates health-related privacy and security. The FTC has taken enforcement actions against companies for statements or promises made about the privacy or security of health information through Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices, as well as through the Health Breach Notification Rule, which applies to certain “personal health record-related entities” or “third party service providers.” We may also be subject to scrutiny by federal and state regulators, partners, and consumers of our collection, use and disclosure of consumer personal information, including consumer health data. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ Attorneys General to regulate the collection, use, storage, and disclosure of personal information.
Environmental
Our third-party aircraft operators are subject to various federal, state and local environmental laws relating to, among other things, emissions, aircraft noise, fuel usage and the discharge or disposal of materials and chemicals. These laws are administered by numerous federal, state and local agencies. We seek representations of compliance with applicable environmental laws from our operators. Increased environmental regulation affecting aviation emissions, fuel standards or noise requirements could indirectly increase the costs of transportation arranged by us and impact our operations.

Corporate Background
Our predecessor was a special purpose acquisition company incorporated in Delaware in 2019 under the name of Experience Investment Corp. (“EIC”). In 2021, EIC acquired Blade Urban Air Mobility, Inc. (“Old Blade”) and changed its name to Blade Air Mobility, Inc.
In August 2025, the Company completed the divestiture of its legacy Passenger mobility business. Following that transaction, the Company rebranded as Strata Critical Medical, Inc. and now operates as a focused provider of integrated medical logistics and clinical services.

Available Information
Our Annual Report on Form 10-K (this “Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the Investor Relations section of our website

(https://ir.stratacritical.com/) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act. All of the information on our Investor Relations website is available to be viewed free of charge. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We routinely use the Investor Relations section of our website (https://ir.stratacritical.com/), our corporate website (www.stratacritical.com) and our X feed (@StrataCritical) as channels of distribution to publish important information about us, including financial or other information that may be deemed material to investors. Information contained on our websites or social media channels is not part of this Annual Report or our other filings with the SEC. Except as specifically incorporated by reference into this document, information on these websites or social media channels is not part of this document.
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

Risks Related to Our Business and Growth Strategy

We have incurred significant losses since inception and may continue to incur net losses from continuing operations in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since inception and may continue to incur losses in the future. Our net losses from continuing operations may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability. Further, in the second half of 2025, we divested our Passenger business and began focusing exclusively on providing medical logistics and clinical services to transplant centers, Organ Procurement Organizations (“OPOs”) and hospital customers (collectively, “Medical Customers”). As a result, our ability to generate revenue sufficient to achieve profitability will depend on numerous factors, many of which are outside of our control, including our ability to secure new Medical Customers and expand our offerings with current customers, achieve sufficient utilization of our assets and personnel, and effectively integrate acquisitions.

We may continue to incur net losses for the foreseeable future as we focus on growing our services in the United States. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•the amount of net revenue generated by sales of our services;
•our decision to purchase additional aircraft and/or vehicles;
•our launch of new services and/or products;
•the costs and expenses of expanding our operations;
•the costs incurred in our efforts to develop our brands and improve awareness;
•the costs associated with finalizing the divestment of the Passenger business and the integration of acquisitions;
•the costs, timing and outcomes of any future litigation or investigations; and
•the level of our selling, general and administrative expenses.

Because of the numerous risks and uncertainties associated with our expansion and our operations as a standalone medical business, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Any inability to realize the anticipated benefits of the sale of the Passenger business or acquisition of Keystone could negatively impact our stock price and our business and financial results.

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”) on September 16, 2025, the Company completed the acquisition of Keystone. We completed these transactions with the expectation that they could result in various benefits to us, but such anticipated benefits are subject to a number of uncertainties, including our ability to timely realize cost efficiencies and accretive benefits and our ability to successfully integrate Keystone and retain its key employees and clients following the acquisition. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially adversely affect our stock price, business and financial results. In addition, while the Company will be entitled to up to $35.0 million in contingent consideration from the Joby Buyer upon the satisfaction of certain employee retention and financial performance targets, there can be no assurance that we will receive such contingent consideration. Any contingent consideration that we receive may be paid in cash or shares of Joby Aviation at the election of the Joby Buyer and, as a result, the value of any contingent consideration we receive may be subject to risks associated with Joby Aviation’s business and common stock over which we have no control.

Furthermore, the sale of the Passenger business has resulted in our business becoming less diversified. As a result, we are more vulnerable to changing market conditions that impact our Medical Customers, including changes in hospital budgets, transplant volumes, or regulatory requirements. In addition, the diversification of our revenues, costs and cash flows has diminished as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures may be diminished.

If we experience harm to our reputation and brand, our business, financial condition, and results of operations could be adversely affected.

Continuing to increase the strength of our reputation and brand for reliable, experience-driven, and cost-effective transplant logistics and clinical services is critical to our ability to attract and retain qualified, third-party aircraft operators and suppliers and to maintain trusted relationships with our Medical Customers.

The successful development and maintenance of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our company may harm our reputation and brand, including as a result of:

•complaints or negative publicity about us, our third-party aircraft operators, or other third parties involved in our operations, even if factually incorrect or based on isolated incidents;

•inappropriate and/or unauthorized use of the Company’s communication channels could cause brand damage;

•changes to our flight operations, safety and security, privacy or other policies that customers, partners or others perceive as overly restrictive, unclear, or inconsistent with their values;

•illegal, negligent, reckless, or otherwise inappropriate behavior by our third-party aircraft operators, clinical personnel or other third parties involved in the operation of our business or by our management team or other employees;

•actual or perceived disruptions or defects in our IT or software systems, such as data security incidents, platform outages, payment processing disruptions, or other incidents that impact the availability, reliability, or security of our offerings;

•litigation involving, or investigations, audits or enforcement actions by regulators into, our operations or those of our third-party aircraft operators or other service providers;

•a failure to operate our business in a way that is consistent with our values;

•negative responses by third-party aircraft operators to new mobility offerings;

•perceptions regarding our compliance culture or our treatment of employees, contractors, or third-party aircraft operators;

•actual or perceived failures, delays or disruptions in our operations, including failures to deliver human organs or medical teams to transplant centers on a timely basis or failure to appropriately transport organs and maintain control of organs for transplantation;

•mistakes, delays or inconsistency in our evaluation of organ offers for customers of our Trinity Organ Placement Services (TOPS); or

•any of the foregoing events affecting our competitors or the broader transplant logistics, aviation or healthcare services industries, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our third-party aircraft operators and customers may be viewed positively from one group’s perspective (such as customers) but negatively from another’s perspective (such as third-party aircraft operators), or may not be viewed positively by either third-party aircraft operators or customers. If we fail to balance the interests of third-party aircraft operators and customers or make changes that they view negatively, third-party aircraft operators and customers may stop using our platform or use our platform less frequently, any of which could adversely affect our reputation, brand, business, financial condition, and results of operations.

We provide clinical services to our customers and perfusion staffing services to hospitals and health systems. We may be subject to negative publicity and reputational damage related to the provision of such services, as well as litigation, claims, investigations, and other proceedings, which could result in actions including substantial judgments, settlement costs, uninsured or underinsured liabilities, and other adverse consequences.

We rely significantly on our ability to attract, develop, and retain professionals who possess the skills, experience and, as required, licensure, necessary to perform organ recovery services and perfusion staffing services. Our professionals are involved in clinical services such as surgical recovery, which involves the retrieval of organs from donors, and normothermic regional perfusion services, which operate in heavily regulated environments. The requirements and protocols for such services are complex and may vary amongst our customers. If there is a negative outcome in a particular case, or if a particular case raises ethical questions or concerns, even if our staff were not directly involved in the case, we may be subject to negative publicity, reputational harm, investigations, litigation, claims, and governmental actions that could have an adverse effect on our operations, financial results, and reputation.

Public or professional debate regarding organ recovery techniques, perfusion practices, or evolving clinical protocols may subject our services to heightened scrutiny by regulators, medical societies, or the media. Changes in accepted clinical standards or adverse publicity relating to the broader transplant ecosystem, even if not directly related to our services, could reduce customer confidence or lead to increased regulatory oversight.

The market for qualified perfusionists, surgical recovery personnel, and other specialized clinical professionals remains highly competitive, and shortages of experienced clinicians, increased turnover, credentialing delays, or workforce fatigue could adversely affect our ability to provide services at scale. In addition, evolving hospital privileging requirements, state licensure rules, or customer-specific credentialing standards may limit our ability to deploy personnel efficiently across different jurisdictions or customers, which could increase costs, reduce operational flexibility, or result in service disruptions.

Any failure to offer high-quality customer support may harm our relationships with Medical Customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.

We strive to create and maintain high levels of customer satisfaction through the support provided by our Medical Logistics Coordinators. The reliability and effectiveness of our offerings, including our ability to provide high-quality customer support, helps us attract and retain customers. Transplant centers depend on our logistics coordinators to monitor and coordinate between multiple operators of air and ground transportation, surgical teams procuring organs, OPOs providing support at the donor site, and the transplant centers that will ultimately perform the transplant on the recipient. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our services and operations. As we continue to grow our business and improve our platform, we may face challenges related to providing quality support at scale. Any actual or perceived failure to provide high-quality customer support, or any failure to appropriately track organs or maintain proper custody and control of organs intended for transplantation could adversely affect our reputation, brand, business, financial condition, and results of operations.

Our reliance on contractual relationships with certain transplant centers, hospitals, Organ Procurement Organizations and other strategic alliances could adversely affect our business, financial condition and results of operations.

We rely significantly on contractual relationships with certain transplant centers, hospitals, OPOs and other strategic partners and alliances for a substantial portion of our medical logistics and clinical services business. These relationships are important to our ability to expand into new markets and deepen our presence in existing markets. Our growth depends in part on our ability to successfully compete for and maintain these relationships, including through requests for proposals and other procurement processes, and many of our contracts may be subject to termination, non-renewal, pricing pressure or changes in scope.

Our medical logistics and clinical services business is highly dependent on the volume of human organs procured for transplant by our Medical Customers. If our Medical Customers cannot procure human organs for transplant or if the transplant industry experiences a shortage of human organs, whether due to changes in public health trends, donor eligibility criteria, regulatory or policy changes, or other factors, we may experience reduced demand for our services, revenue volatility and challenges in achieving or maintaining profitability. The transplant ecosystem in the United States is relatively concentrated among a limited number of transplant centers and OPOs, and our relationships within this ecosystem may expose us to heightened customer concentration and ecosystem risk. The loss of one or more significant Medical Customers, changes in procurement or allocation practices, or shifts in relationships among transplant centers, hospitals or OPOs could have a disproportionate impact on our operations, revenue and growth prospects. Reduced transplant challenges could also impair our ability to effectively utilize third-party aircraft and ground operators and could negatively affect our operating margins.

Additionally, advances in new organ preservation technology, changes in clinical practice, or the development of alternative treatments, including the emergence of animal-derived, synthetic, or lab-grown organs, could reduce the need for rapid, dedicated air transportation of human organs or alter the mix of services required by our Medical Customers. Any such developments could reduce demand for our services, require changes to our business model or place downward pressure on pricing, any of which could materially adversely affect our business, results of operations and financial condition.

Our growth may depend on the adoption and effective utilization of integrated clinical and logistics workflows by our Medical Customers, and failure to achieve such adoption could adversely affect our business, financial condition, and results of operations.

Our strategy includes expanding offerings that integrate clinical services, logistics coordination, and technology-enabled workflows designed to support transplant centers, OPOs, and hospitals. The successful adoption and utilization of these integrated solutions by our Medical Customers may depend on factors outside of our control, including customers’ willingness to modify existing clinical practices, adopt new technologies, integrate our systems into their workflows, and allocate resources toward training and implementation.

Medical Customers may be slow to adopt new solutions due to regulatory considerations, internal governance processes, budgetary constraints, competing technologies, or concerns regarding clinical outcomes, data security, or operational disruption. Even where customers initially adopt our solutions, they may not use them as extensively as anticipated, may fail to achieve expected efficiencies, or may discontinue use if competing offerings, preservation technologies, or alternative workflows become available.

In addition, the clinical environment in which transplant services are delivered is highly complex and involves multiple stakeholders, including surgeons, perfusionists, coordinators, and regulatory bodies. If our integrated offerings are perceived as difficult to implement, do not integrate effectively with customer systems, or fail to demonstrate measurable clinical or operational value, our ability to grow adoption among existing and prospective Medical Customers could be adversely affected.

Any failure to achieve widespread adoption or effective utilization of our integrated clinical and logistics offerings, including technology-enabled placement or coordination services, could reduce demand for our services, limit our ability to realize anticipated efficiencies or revenue growth, and materially adversely affect our business, financial condition, and results of operations.

The organ transportation and clinical services markets in which we operate are highly competitive, and increased competition could adversely affect our business, financial condition and results of operations.

The markets in which we operate are highly competitive and continue to evolve rapidly. We compete with a range of providers, including organ transportation and logistics companies, aviation operators, healthcare service providers, transplant logistics coordinators, and manufacturers of organ preservation technologies. Some competitors may have greater financial resources, longer operating histories, broader geographic reach, proprietary technologies, or more established relationships with transplant centers, OPOs, hospitals, or healthcare systems than we do.

Increasingly, we compete with companies that offer integrated logistics and clinical service models, proprietary preservation technologies, or differentiated device ecosystems. While we now offer a broader suite of clinical services, including surgical organ recovery, Normothermic Regional Perfusion (“NRP”), and perfusion staffing following the Keystone acquisition, competitors may benefit from proprietary preservation platforms, vertically integrated device offerings, or alternative business models that may be perceived by customers as providing clinical or operational advantages. In addition, some competitors may bundle preservation devices, logistics coordination, and clinical services into a single offering, which may create pricing, contracting or technological advantages that could place pressure on our margins or customer relationships.

Competition may result in reduced pricing, lower margins, loss of customers, increased marketing and operating costs, or reduced demand for our services. In addition, consolidation among competitors, strategic partnerships, or the entrance of new market participants, including healthcare providers, aviation operators, technology companies, or device manufacturers, could intensify competitive pressures. If we are unable to compete effectively on the basis of safety, reliability, clinical capabilities, pricing, or customer relationships, our business, financial condition, and results of operations could be materially adversely affected.

Our business depends on the availability of organ donors and viable donor organs, which are influenced by factors beyond our control, and any decrease in the availability or utilization of viable donor organs could have a material adverse effect on demand for our services and results of operations.

The success of our medical logistics and transport operations relies on the continued availability of organ donors and viable donor organs for transplant. The supply of donor organs, as well as the volume of organs ultimately recovered and transplanted, is influenced by numerous factors outside our control, including changes in organ donation rates, advancements in medical practices and preservation technologies, legislative, regulatory or policy changes affecting organ procurement and allocation, and shifts in public attitudes toward organ donation.

Additionally, broader public health and societal factors, such as pandemics or other public health crises, changes in accident or mortality rates, or modifications to donor eligibility criteria, may impact the availability of donor organs or the timing and logistics associated with organ recovery and transplant. Changes in oversight, performance standards or allocation policies applicable to OPOs or transplant centers could also impact transplant volumes or operational workflows.

If the availability or utilization of viable organs declines or if legislative, regulatory or policy changes limit the efficiency or scope of organ procurement or transportation, demand for our services could decrease, volumes could become more volatile, and our ability to efficiently deploy transportation and clinical resources could be adversely affected. Any of the foregoing could negatively impact our business, results of operations, financial condition and growth prospects.

Reimbursement and funding for medical transport services may be insufficient, adversely affecting our revenue and profitability.

Our ability to generate revenue from our medical logistics and transport services depends, in significant part, on our customers’ ability to secure adequate reimbursement or funding from government programs, private insurers, and other third-party payers to cover the costs associated with organ procurement and transplantation. Although we do not bill government programs or insurers directly, transplant centers, hospitals and OPOs may rely on reimbursement or other funding sources to cover the costs associated with organ transport. If our customers are unable to secure sufficient reimbursement or funding for transplant-related services, demand for our services could be reduced and our business could be adversely affected. In the U.S., reimbursement and funding for these services may be influenced by Medicare, Medicaid, private insurers, and other payers, each of which has substantial discretion in determining coverage, payment levels, and what services are considered “reasonable and necessary.” A lack of adequate reimbursement or funding, or changes in payer policies, could limit our customers’ willingness or ability to use our services, particularly if they determine that alternative transportation options or operational approaches are more economical. In markets where reimbursement or funding for organ transport services is unavailable or limited, hospitals and transplant centers may seek more cost-effective alternatives, reducing our potential revenue.

Even if existing reimbursement and funding arrangements from government programs and third-party payers currently make our services or related products cost-effective for hospitals, these arrangements are subject to change. Ongoing efforts by governments, insurance companies, and other payers to contain or reduce healthcare costs could result in legislative or regulatory reforms that significantly reduce or eliminate reimbursement for the services we provide, including organ transport or any related devices.

If hospitals, transplant centers or OPOs in the U.S. are unable to obtain sufficient reimbursement or funding for our services, they may lack the economic incentives to continue using them. Additionally, if hospitals or surgeons determine that the benefits of our services do not justify the cost, our business could be adversely affected, which could negatively impact our financial condition and growth prospects.

The transport of organs involves numerous risks and delivery failures could expose us to liability and have a material adverse effect on our business, financial condition, results of operations, and reputation.

Our medical logistics and transport operations depend on precise timing and coordination to ensure the viability of organs for transplantation. Organs have strict ischemic time limits, meaning any delays—whether due to weather conditions, air traffic control restrictions, aircraft availability, maintenance issues, logistical inefficiencies or other operational challenges, whether foreseeable or not foreseeable—could compromise organ quality or render organs unsuitable for transplantation. Even relatively minor deviations from planned timelines can significantly reduce the chances of a successful transplant, potentially leading to adverse patient outcomes, liability exposure and reputational damage.

In addition to timing-related risks, improper handling of organs, temperature deviations, failure to maintain required storage or monitoring conditions, or breakdowns in communication or coordination during transport could further adversely impact organ viability. Equipment malfunctions, software or systems failures, or human error may also contribute to such risks. Any such incidents could result in liability claims, regulatory scrutiny, harm to our reputation, and financial repercussions.

Although we employ rigorous operational protocols designed to mitigate these risks, including route redundancies, temperature-controlled storage solutions, monitoring systems, and close coordination with medical teams and third-party transportation providers, organ transport remains inherently complex and unpredictable. Failures in organ delivery may damage our relationships with hospitals, OPOs, and transplant centers, erode trust in our services, and reduce demand for our offerings, any of which could materially adversely affect our business, financial condition, results of operations, and reputation.

Because our services involve the coordination of clinical activities with aviation and ground transportation operations, incidents may implicate multiple regulatory and liability frameworks, including healthcare standards of care, aviation safety regulations, and contractual obligations to customers. The interaction between these regimes could increase the complexity, duration, and cost of investigations, insurance claims, or litigation arising from a single event and may expose us to risks that are greater than those faced by companies operating solely within either the healthcare or aviation industries.

Risks associated with our ground transportation operations could adversely affect our business and financial results.

In addition to aviation logistics, we provide and coordinate ground transportation services using a combination of owned vehicles and third-party providers. Ground transportation operations involve inherent risks, including vehicle accidents, driver error, adverse weather conditions, equipment failure, regulatory compliance challenges, and operational delays. Because many organ transport missions are time-sensitive, disruptions to ground transportation may negatively impact transplant outcomes, customer relationships and our reputation.

Our ground operations may also expose us to additional regulatory requirements at the federal, state and local level, including licensing requirements, emergency transport regulations, vehicle safety standards and labor-related obligations.

Compliance with these requirements may increase operational complexity and costs, and failure to comply could result in fines, penalties, loss of licenses or reputational harm.

As we expand our ground transportation footprint, including through owned vehicles or acquisitions, we may incur increased insurance costs, maintenance expenses, staffing requirements or liability exposure. Any significant incident, accident or operational disruption involving ground transportation could result in litigation, regulatory scrutiny, reputational damage or increased operating costs, which could materially adversely affect our business, financial condition and results of operations.

Advancements in technology could make ground or commercial air transport of organs more viable, reducing the need for our private air transportation services.

Our business depends in part on the demand for private air transportation of organs for transplant. However, advancements in medical preservation technology, new medical devices or other technological developments or improvements in commercial air logistics could, over time, reduce the need for our services. Innovations such as enhanced organ preservation techniques, longer viability windows for donor organs, or dedicated organ transport networks using commercial carriers could shift demand away from private air transport. If these or other technological developments decrease the reliance on our medical transport services, our business, financial condition, and growth prospects could be adversely affected.

Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters, or charter flights and, in particular, from any accident involving our third-party aircraft operators.

The operation of aircraft is subject to various inherent risks, and demand for air transportation has been, and may in the future be, impacted by accidents or other safety issues in the aviation industry, regardless of whether such accidents or issues involve our flights, our third-party aircraft operators, aircraft flown by our third-party aircraft operators or Strata-owned aircraft. Air transportation hazards, such as adverse weather conditions, mechanical failures, operational disruptions, or other safety issues, may result in injury or loss of life and may negatively affect customer confidence in particular aircraft types, transportation providers or the broader air transportation services industry. Public reporting of safety incidents by governmental authorities such as the Department of Transportation and the National Transportation Safety Board may categorize accidents in ways that do not reflect the specific circumstances of our operations, which could nonetheless adversely affect perceptions of the safety of our services.

Safety and reliability are key considerations for our Medical Customers when selecting air transportation providers. Any failure by us or our third-party operators to maintain safety and reliability standards acceptable to our customers may adversely impact our ability to retain current customers or attract new customers. We may also face adverse publicity stemming from any public incident involving our company, our people, our brand, or aircraft utilized in our operations, including aircraft owned or operated by third-party operators. Such an incident could involve actual or alleged misconduct, operational failures, or regulatory enforcement actions, and could lead to reputational harm, reduced demand for our services, and increased scrutiny from regulators or customers.

In addition, accidents or safety-related investigations involving aircraft used in our operations, including aircraft owned by third parties, aircraft bearing our branding, or aircraft types commonly utilized by our third-party operators, could expose us to litigation, liability claims, and financial losses. Although we maintain insurance coverage, such insurance may be unavailable, inadequate, or subject to exclusions or disputes, and may not fully cover potential liabilities. If one or more of our third-party aircraft operators were to experience an accident, regulatory grounding, or other safety-related interruption, we may be required to cancel or delay flights until alternative aircraft or personnel can be secured, which could adversely affect our operations, reputation, financial condition, and results of operations.

We are subject to risks associated with climate change, including regulatory developments and the potential increased impacts of severe weather events on our operations and infrastructure.
Climate change-related regulatory developments may adversely affect our business and financial results by requiring us, or the third parties on which we rely, to reduce emissions, incur additional operating costs, make capital investments to modernize aircraft or other aspects of our operations, or comply with enhanced disclosure and reporting obligations. Such developments could increase the cost of aviation fuel, aircraft ownership or operation, or transportation services provided by third-party operators. As we evaluate future fleet or infrastructure investments, evolving emissions standards or sustainability regulations may increase costs, require operational changes, or impose additional compliance burdens.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise, and other extreme weather events, could disrupt our operations, infrastructure, and financial results. Operational impacts, such as flight delays, cancellations, or reduced aircraft availability, could result in lost revenue, increased costs, and reduced customer confidence. In addition, certain of our operational locations are susceptible to the impacts of storm-related flooding, sea-level rise or other climate-related risks, which could lead to infrastructure damage, service disruptions, or additional capital expenditures to enhance resiliency. Although we seek to monitor and manage climate-related risks, we cannot accurately predict the timing, scope or materiality of any potential losses, regulatory impacts, or costs associated with climate change, and any such developments could materially adversely affect our business, financial condition, and results of operations.

Terrorist attacks, geopolitical conflict or security events may adversely affect our business, financial condition and results of operations.

Terrorist attacks, geopolitical conflict, security incidents, or perception of such events could adversely affect our business, reputation, brand, and operations. The aviation and transportation industries remain high-profile targets for security threats, and disruptions arising from such events, whether or not directly involving our operations, may reduce customer confidence, increase regulatory scrutiny, or limit the availability or efficiency of air transportation services on which we rely.

Security incidents may arise from external threats, geopolitical instability, or other acts of violence, including events occurring in public areas outside our control. Such incidents could result in increased security costs, airspace restrictions, changes to approved flight routes, delays or cancellations of flights, or disruption to transportation infrastructure. Because our services often involve time-sensitive organ transport, any such disruptions could adversely affect our operations, customer relationships, and financial performance.

In addition, geopolitical tensions or security-related developments may lead to changes in aviation regulations, heightened compliance requirements, or limitations on aircraft operations. Any of these events, whether actual or perceived, could result in reputational harm, increased operating costs, operational delays, or reduced demand for our services, any of which could materially adversely affect our business, financial condition and results of operations.

Our business is dependent on the availability of aircraft fuel. Continued disruptions in the supply or cost of aircraft fuel could adversely affect our operations, financial conditions, and results of operations.
Our ability to provide air transportation services depends in part on the availability and cost of aircraft fuel to the third-party aircraft operators and, where applicable, aircraft we utilize. Although aircraft operators currently have access to adequate fuel supplies, we cannot predict future fuel availability or pricing. Disruptions in fuel supply or significant increases in fuel costs may increase operating expenses for our third-party operators, reduce aircraft availability, or limit the ability to perform scheduled flights, which could adversely affect our business.

Aircraft fuel supply and pricing are influenced by numerous factors outside of our control, including natural disasters affecting refining or distribution infrastructure, geopolitical conflicts, economic sanctions, changes in governmental policies or tariffs, environmental regulations, transportation or storage constraints, and broader volatility in global energy markets. Any of these factors could result in fuel shortages, distribution disruptions, or increased costs for aircraft operations.

If aircraft fuel becomes less available or materially more expensive, our third-party aircraft operators may experience operational disruptions, impose higher transportation costs, or reduce flight capacity. Such developments could lead to increased operating expenses, pricing pressure, reduced margins, delays or cancellations of organ transport missions, and reduced demand for our services, any of which could materially adversely affect our business, financial condition, results of operations, and liquidity.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms, or at all.
In the future, we may need to raise additional capital through public or private financing or other arrangements to fund our operations, support growth initiatives, pursue acquisitions, invest in infrastructure or transportation capabilities, or respond to competitive or market developments. Such financing may not be available on acceptable terms, or at all, and our failure to obtain adequate funding when needed could materially adversely affect our business, financial condition, and results of operations.

Unfavorable economic conditions, including inflation, rising interest rates, economic instability, or volatility in global financial markets, have in the past disrupted capital markets and may continue to limit our ability to access capital on favorable terms. If we raise funds through the issuance of equity securities, our existing stockholders may be materially diluted. Any debt financing, if available, may include restrictive covenants, higher interest costs, or other terms that could limit our operational flexibility, constrain strategic decisions, or adversely affect our profitability. If we are unable to obtain sufficient financing when required, we may be forced to delay or scale back growth initiatives, limit investments in our operations, or forego strategic opportunities, which could adversely affect our competitive position and long-term prospects.

Restrictive covenants in our Credit Agreement may restrict our ability to pursue our business strategies and we may incur substantial additional indebtedness in the future.

In January 2026, we entered into a credit agreement (the “Credit Agreement”) that provides for secured, asset-based revolving credit loans in an aggregate principal amount of up to $30.0 million that may, upon certain conditions, be increased by up to an aggregate of $20.0 million. The operating and financial restrictions and covenants in our Credit Agreement may materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such restrictions and covenants limit our ability, among other things to: incur additional indebtedness, create liens on certain assets to secure debt, undertake certain mergers and other fundamental changes, make certain investments and guarantees, enter into certain asset sales and sale-leasebacks, enter into speculative derivative contracts, pay dividends on our common stock or make other restricted payments, repurchase shares, make certain debt prepayments, and enter into certain affiliate transactions.

A breach of any of these covenants could result in a default under our Credit Agreement. Under the Credit Agreement, upon an event of default, the lenders may, among other rights, terminate their lending commitments, accelerate the Company’s obligations, require cash collateralization of letter of credit exposure, and exercise certain remedies with respect to collateral.

Our future operating results may not be sufficient to enable compliance with the financial performance covenants in our Credit Agreement, and we may not have sufficient assets to repay amounts outstanding under our Credit Agreement. In addition, in the event of an acceleration of our debt upon a default, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Notwithstanding the covenants in our Credit Agreement, we may be able to incur substantial additional debt in the future. This additional debt could make it difficult for us to satisfy our debt obligations resulting in possible defaults on and acceleration of such indebtedness. We may be required to dedicate a substantial portion of our cash flow from operations to debt payments, reducing cash available to fund operations, capital expenditures, business opportunities, acquisitions and other purposes. If we incur additional debt above the levels currently in effect, including through the expansion provided under our current Credit Agreement, the risks associated with our leverage, including those described above, would increase.

Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

As part of our growth strategy, we may pursue future acquisitions, partnerships, or strategic transactions that could disrupt our business and adversely affect our financial condition and results of operations.

We have explored, and intend to continue to explore, potential strategic acquisitions of assets and businesses, as well as partnerships, joint ventures, aircraft-related investments, or other strategic arrangements intended to support the expansion of our medical logistics and clinical services operations. Such transactions involve numerous risks and uncertainties. We may not be successful in identifying suitable acquisition targets or strategic partners, negotiating acceptable terms, obtaining required financing or regulatory approvals, or successfully integrating acquired assets or businesses into our operations.

The integration of acquisitions or strategic investments may present operational, financial, and managerial challenges, including difficulties retaining customers or key personnel, aligning operational processes and systems, or achieving anticipated synergies. Although we seek to carefully evaluate acquisition opportunities, we may incur impairment charges related to goodwill or intangible assets associated with acquired businesses. For example, in 2024 the Company recognized an impairment charge related to certain air transportation rights, which illustrates the potential risks associated with acquisition-related investments.

Furthermore, acquisitions or strategic transactions may divert management’s attention from our core business, increase operating expenses, or may introduce unforeseen liabilities or conflicts with our existing operations. To the extent financed with debt, such transactions may increase our leverage and impose restrictive covenants; to the extent financed through equity issuances, such transactions could dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will be successful or will not have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our operational capabilities, increase the number of third-party aircraft operators and service providers with whom we work, and hire and retain additional personnel to support our medical logistics and clinical service offerings. Our continued growth could place increased demands on our management, operational systems, and infrastructure, and we could experience challenges in recruiting, training, and managing a larger workforce or coordinating an expanding network of partners and service providers.

Rapid growth or operational expansion may increase complexity across our business, including in areas such as logistics coordination, regulatory compliance, technology systems, and customer support. If we fail to effectively manage this growth, we could experience operational inefficiencies, reduced service quality, reputational harm, or increased costs, any of which could adversely affect our financial and operational performance.

In addition, we expect to incur significant expenses as we seek to expand our capabilities, including costs associated with personnel, facilities, infrastructure, and operational support. If our revenue growth does not keep pace with these investments, our margins and profitability could be adversely affected. The expansion of our operations may also require additional administrative or operational space and increased fixed costs. Our inability to effectively manage growth or control related expenses could materially adversely affect our business, financial condition, and results of operations.

Our insurance, or that of our third-party aircraft operators, may become too difficult or expensive for us or them to obtain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Although the safe operation of aircraft is the responsibility of our third-party aircraft operators, incidents involving aircraft used in connection with our services could expose us to reputational harm, contractual disputes, regulatory scrutiny or liability claims. Our third-party aircraft operators maintain aviation-related insurance covering flight operations, while we maintain general liability aviation premises insurance, non-owned aircraft liability coverage and various non-aviation insurance policies, including directors’ and officers’ liability insurance, general liability insurance, property insurance, employment practices liability insurance, cyber insurance, and workers’ compensation insurance.

A limited number of insurance underwriters provide coverage for us and our third-party aircraft operators. The number and severity of aviation incidents, changes in underwriting standards, and broader economic or industry conditions may result in reduced availability of coverage or increases in premiums above the rate of inflation. Insurance markets for aviation, ground operations and healthcare-related services have historically experienced periods of significant premium volatility, reduced underwriting capacity, increased deductibles, and more restrictive coverage terms, any of which could materially increase our operating costs or require us to operate with reduced coverage levels. Additionally, under the terms of our aircraft operating agreements, our third-party aircraft operators have agreed to indemnify us against liability arising from aircraft operations and to maintain specified insurance coverage. However, there can be no assurance that such indemnification rights will not be challenged or that an aircraft operator will have sufficient assets or insurance coverage to fulfill its indemnity obligations.

We maintain insurance that we believe is consistent with industry practice; however, there can be no assurance that our current level of coverage, or that of our third-party operators, will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. If required insurance coverage becomes unavailable, we may be unable to satisfy regulatory requirements or contractual obligations. Further, our insurance costs may increase as we expand our medical logistics and clinical services, increase operational activity, add owned aircraft to our fleet, integrate acquisitions or expand into new markets. If we decide to purchase additional aircraft or operate aircraft, there could be additional insurance costs related to aviation hull, aviation liability, aviation premises, hangar, product, and/or war risk insurance coverages. There is no assurance that insurance carriers would be able to provide us with sufficient insurance coverage or affordable premiums.

If the costs of maintaining adequate insurance coverage increase significantly for us or our third-party operators, our operating results could be materially adversely affected and we may have to increase prices charged to our customers, which could reduce demand for our services and harm our business. Likewise, if any of our current insurance coverage becomes unavailable or economically impractical, we could be required to operate our business with reduced insurance protection and may be responsible for paying claims or judgments against us directly, which could adversely affect our results of operations or financial condition.

We are highly dependent on our senior management team and other highly skilled personnel. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including logistics coordinators, clinical professionals, finance, marketing, sales, technology, legal, operational and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations.

In connection with the divestiture of our Passenger business, certain members of our former senior leadership team and other employees transitioned to the buyer, Joby Aviation. The loss of these individuals, including executives with historical knowledge of our operations, strategy, customer relationships and proprietary processes, may create operational disruption, institutional knowledge gaps, or increased competition. In addition, the transition of personnel to a third party operating in adjacent or evolving markets could increase the risk that our strategic initiatives, operational practices or commercial insights become known to others in the industry, notwithstanding the existence of confidentiality or restrictive covenant obligations. Any inability to successfully transition responsibilities, retain remaining key personnel or recruit qualified replacements could adversely affect our business, financial condition and results of operations.

Employment-related claims or workforce litigation could result in significant costs and operational disruption.

As our workforce grows and evolves, we may become subject to employment-related claims, including wage-and-hour disputes, worker classification claims, discrimination or harassment allegations, or other employment-related litigation. Companies operating in healthcare staffing, aviation logistics and transportation industries have increasingly faced class action and collective actions relating to compensation practices, scheduling, overtime and contractor classification. Even claims that lack merit may result in significant legal costs, management distraction, reputational harm and potential settlement expenses.

We may also be subject to regulatory investigations or audits relating to employment practices. Adverse outcomes in employment-related proceedings could require us to pay damages, penalties or settlement amounts, modify compensation practices or implement additional compliance programs. Any such developments could increase our operating costs, disrupt operations or materially adversely affect our business, financial condition and results of operations.

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes accountability, attention to detail, communication, and support for others, has contributed to our success. As we continue to grow and evolve as a medical logistics and clinical services organization, we face a number of challenges that may affect our ability to sustain our corporate culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;

•the increasing size, geographic diversity, and operational complexity of our workforce and partner network;

•competitive pressures to move in directions that may divert us from our mission, vision, and values;

•the continued challenges of operating in a rapidly-evolving and highly-regulated industry;

•the increasing need to develop expertise in new areas of business that affect us;

•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and

•the integration of new personnel and businesses from acquisitions.

If we are not able to maintain our culture as we grow and evolve, our ability to execute our business strategy, deliver high-quality services and retain key personnel could be adversely affected, which could in turn harm our business, financial condition, and results of operations.

Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and may cause our results to fall short of expectations.

Our financial results may fluctuate from quarter to quarter due to a number of factors, including, but not limited to, the unpredictable demands of our Medical Customers, variability in organ availability and transplant activity, the timing and volume of transport missions and clinical services, and changes in the availability or cost of third-party aircraft operators, clinical personnel or other service providers. Our revenue may fluctuate significantly from period to period, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past due to changes in operational scale, staffing needs, regulatory compliance costs or integration activities. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

We may purchase additional aircraft in the future.
Purchasing additional aircraft could change aspects of our business model and include a significant capital investment that could affect our financial condition and cost structures and cause operational disruptions. Although we intend to continue to service the majority of our demand utilizing aircraft that are owned and operated by third parties, purchasing aircraft represents an evolution of our historically “asset-light” business model and could expose us to risks associated with aircraft ownership or operation. The value of our aircraft we acquire could fluctuate due to changes in supply and demand, regulatory actions, safety concerns, or market conditions, and we may be required to recognize if the fair value of such assets declines.

Additionally, ownership of aircraft may result in substantial maintenance and operating costs. Maintaining a fleet of aircraft requires regular inspections, maintenance, and compliance with regulatory requirements, which may cause operational disruption or increase expenses. During routine inspections or maintenance activities, we may identify corrosion, structural issues or other conditions that are more extensive or costly to remediate than anticipated, and in certain cases the cost to repair such issues may not be economically justified based on the facts and circumstances known at the time. For example, during 2025 we recorded an impairment charge of approximately $1.7 million related to an aircraft’s airframe following the identification of a corrosion issue that management concluded, based on available information at the time, would not be economical to remediate. Our inability to perform or to contract timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities may require modifications or impose operational restrictions affecting particular aircraft types, which could result in grounding of aircraft, increased costs or service disruptions. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could further delay maintenance activities or the availability of parts and personnel.

Ownership of aircraft is subject to various legal, financial and reputational risks stemming from catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. Even if an aircraft involved in an incident is operated by a third-party operator or fully insured, negative public perception could reduce customer confidence in our services and adversely affect our business, financial condition and results of operations.

If we choose to operate some aircraft directly in the future, versus utilizing a third-party, we would be subject to additional risks.

If we elect to operate aircraft directly, rather than relying solely on third-party aircraft operators, our risk profile and operational responsibilities could change materially. We have limited historical experience operating aircraft directly, and we may not successfully identify or manage all costs, regulatory obligations or operational requirements associated with direct aircraft operations, which could result in increased expenses, compliance risks or operational disruptions.

Direct operation of aircraft would subject us to additional risks, including increased regulatory oversight, operational complexity and potential liability exposure. Aircraft operations involve inherent risks such as mechanical failures, collisions, severe weather events and other incidents that may result in loss of life, personal injury, property damage or harm to medical cargo. If we operate aircraft directly, we could face increased exposure to litigation, regulatory investigations, enforcement actions, loss of revenue, termination of customer relationships or reputational harm arising from such incidents.

Operating aircraft directly may also require additional insurance coverage and could expose us to liabilities not currently borne under our third-party operator model. There can be no assurance that insurance coverage would be adequate or available on commercially reasonable terms. Even if fully insured, any aircraft accident or incident involving aircraft operated by us, or affecting the broader aviation industry, could negatively impact public perception of our safety and reliability and reduce customer confidence in our services.

We are especially vulnerable to delays, cancellations, or flight rescheduling, as we rely on maintaining efficient aircraft utilization to manage direct costs associated with third-party operators.

Our success depends in part on maintaining efficient aircraft utilization, which helps manage the costs associated with third-party aircraft operators and supports overall operating margins. Utilization may be affected by delays caused by a variety of factors, many of which are beyond our control, including adverse weather conditions, air traffic congestion, security requirements, unscheduled maintenance, the timing and coordination of surgical teams and donor logistics, and other operational disruptions. Reduced aircraft utilization may limit our ability to achieve or maintain profitability and may lead to customer dissatisfaction.

While historically we have maintained aircraft utilization levels sufficient to support our operating model, we may be unable to sustain or improve utilization as our business grows and evolves. The risk of delays, cancellations and flight rescheduling may increase as we expand our medical logistics footprint, enter new geographic areas, integrate acquisitions or support a greater volume of time-sensitive missions. Any sustained decrease in utilization could increase operating costs, reduce efficiency and adversely affect our business, financial condition and results of operations.

The provision of healthcare services is a heavily regulated industry and our medical logistics and clinical services may be impacted by regulatory changes, legislative reforms, and civil or criminal enforcement actions.

Our business operates within a highly regulated healthcare and transplant ecosystem, and changes in federal or state healthcare laws, regulations, reimbursement policies or enforcement priorities could adversely affect our operations, financial condition and results of operations. The U.S. federal and state governments continue to propose and implement legislation and regulatory changes that may impact the availability, cost and reimbursement of organ procurement, medical logistics and related services. Ongoing healthcare reform efforts, particularly those affecting organ procurement organizations (“OPOs”), transplant centers and organ allocation policies, may materially affect our business.

For example, CMS has revised Medicare conditions of participation and payment policies affecting transplant centers and OPOs, and federal agencies have undertaken initiatives to modernize oversight of the Organ Procurement and Transplantation Network, including increased regulatory scrutiny and potential structural reforms. Reports, investigations or future regulatory actions relating to organ procurement and allocation practices may lead to changes in industry practices, increased compliance obligations or additional oversight of participants in the transplant ecosystem. Any reduction in reimbursement rates, limitations on coverage or regulatory changes affecting our customers could indirectly impact demand for our services or increase compliance costs.

Although we are not directly reimbursed by Medicare for our services, our customers, including healthcare providers and OPOs, often rely on government program reimbursement. As a result, we may be subject to federal and state healthcare laws and regulations, including the federal Anti-Kickback Statute, the Stark Law, the False Claims Act (“FCA”) and other fraud, waste and abuse laws. These laws govern financial arrangements and business practices involving entities that participate in or generate business reimbursed by federal healthcare programs. Enforcement authorities have broad discretion in interpreting and applying these laws, and violations may result in significant civil or criminal penalties, exclusion from federal healthcare programs, reputational harm or other adverse consequences.

The FCA and similar laws impose liability for knowingly presenting or causing to be presented false or fraudulent claims for payment or approval and may be enforced by government agencies or through private whistleblower actions. We may be subject to audits, reviews, investigations or enforcement actions relating to our arrangements or practices and evolving regulatory interpretations or heightened scrutiny of healthcare industry relationships could require us to modify our operations, increase compliance costs or expose us to potential liability. Any failure, or perceived failure, to comply with applicable laws and regulations could materially and adversely affect our business, financial condition and results of operations.

Due to the effects of discontinued operations for the Passenger business, our historical financial results may not be comparable to current or future results.

The consolidated statements of operations included in this Annual Report on Form 10-K present the results of the Passenger business as discontinued operations for all periods presented. As a result, our financial results for prior periods may not be directly comparable to the consolidated statements of operations included in this Annual Report on Form 10-K or to those that will be included in future periodic reports. The classification of the Passenger business as discontinued operations reflects the divestiture of activities previously included in our Passenger segment, and certain historical results presented in prior filings were not prepared on this basis.

Because our historical financial statements included in prior periodic reports did not reflect discontinued operations presentation, comparisons of operating results across periods may be difficult and could lead to misinterpretation of trends in our business or financial performance. In addition, certain financial metrics, cash flow presentations and operating results may differ significantly from historical disclosures. Investors should exercise caution when evaluating period-to-period performance or relying on past results as an indicator of future performance. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Risks Related to Our Dependence on Third-Party Providers
We rely on our third-party contractors to provide and operate aircraft. If such third-party contractors do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
We primarily rely on third-party contractors to own and operate aircraft used in connection with our services. Our third-party contractors provide pilots, maintenance, hangar, insurance, and fuel, and are responsible for the safe operation of our aircraft. Because we do not directly control many aspects of their operations, including staffing, maintenance practices, regulatory compliance and safety procedures, our ability to ensure consistent service quality and availability is dependent on the performance and reliability of these third parties. Should we experience complications with any of these third-party contractors or their aircraft, including capacity constraints, regulatory actions, financial difficulties or operational disruptions, we may need to delay, reschedule or cancel flights or otherwise modify our services. We face the risk that any of our contractors may not fulfill their contracts and deliver their services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by factors outside of our control, including any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster and public health threats. The failure of any contractors to perform to our expectations could result in delayed or canceled flights and harm our business. Our reliance on contractors and our limited ability to control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.

If our third-party aircraft operators are unable to match our growth in demand or we are unable to add additional third-party aircraft operators to our network to meet demand, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

We are dependent on a finite number of certificated third-party aircraft operators to provide aircraft used in connection with our services. If competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we could face increased competition for aircraft availability. As competition in the aviation services market grows, operators may seek exclusive contractual arrangements, higher rates or volume commitments, which could increase our costs or limit our access to aircraft. If our third-party aircraft operators are unable or unwilling to expand capacity or are only able to do so at significantly increased expense, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators on reasonable terms, or at all, our business and results of operations could be adversely affected.

Transportation for the hearts, lungs and livers, which represent a significant portion of our medical logistics activities, is often requested only hours before departure. Our ability to successfully fulfill these time-sensitive requests depends on access to dedicated aircraft and crews and is the primary metric by which Medical Customers evaluate our performance. Historically, broader demand across our Passenger and Medical businesses supported operator incentives to provide dedicated capacity; however, following the divestiture of the Passenger business, there can be no assurance that operators will continue to allocate aircraft and personnel to our services at historical levels or pricing. If we are unable to secure sufficient dedicated capacity from third-party operators, we may incur increased costs, experience service disruptions or be required to consider acquiring or operating aircraft directly, which would introduce additional risks.

If we encounter problems with any of our third-party aircraft operators or third-party service providers, such as workforce disruptions or operational interruptions, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

Because we rely extensively on third-party aircraft operators and other service providers, disruptions affecting their businesses may adversely impact our operations. Such disruptions may arise from adverse economic conditions, financial distress, labor shortages or the inability of third parties to recruit or retain skilled personnel, including pilots, mechanics and other aviation or operational staff. Certain third-party operators provide significant capacity that we may be unable to replace on short notice if they fail to perform their obligations or cease operations, which could result in service disruptions or increased costs.

Labor actions, workforce shortages or other operational disruptions affecting third-party operators, airport personnel or aviation service providers could materially affect our ability to deliver services. Any significant disruption to our operations arising from workforce issues or other third-party challenges could result in delayed or disrupted missions, customer dissatisfaction, reputational harm and adverse effects on our business, financial condition and results of operations.

In addition, we rely on third-party contractors to provide facilities, infrastructure and operational support services necessary for our business. Our ability to control the efficiency and timeliness of these services is limited, and we may experience operational disruptions if such providers encounter financial hardship, cease operations or otherwise fail to perform. If we are unable to replace critical service providers on favorable terms, or at all, our operations, results of operations and financial condition could be materially adversely affected.

Illegal, improper, or otherwise inappropriate operation of Strata-owned or Strata-branded aircraft by our third-party aircraft operators, regardless of whether they are operating aircraft on our behalf, could harm our reputation, business, brand, financial condition, and results of operations.

Some of our third-party aircraft operators operate Strata-owned and Strata-branded aircraft on a non-exclusive basis, enabling them to utilize Strata-branded aircraft for flight operations unrelated to our services. As a result, activities involving owned or branded aircraft that are outside of our operational control may nonetheless be associated with our brand. If our third-party aircraft operators were to operate Strata-owned or Strata-branded aircraft, regardless of whether such aircraft is flying on our behalf, in an illegal, improper, or otherwise inappropriate manner, such as violating local noise-abatement regulations or ignoring suggested noise-abatement flight paths and procedures, we could experience significant reputational harm. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by our third-party aircraft operators while flying Strata-owned or Strata-branded aircraft. Further, any negative publicity related to the foregoing, whether or not such incident occurred while flying on our behalf, could adversely affect our reputation, brand perception, or relationships with customers or regulators. Such events could also increase the risk of litigation or regulatory action or reduce demand for our services, any of which could materially adversely affect our business, financial condition and results of operations.

We rely on third-party web service providers to support our technology systems, and any disruption of or interference with our use of these services could adversely affect our business, financial condition, and results of operations.

The continuous and reliable performance of our technology systems, including logistics coordination tools, data tracking capabilities and customer-facing interfaces, is critical to our operations. We currently host key elements of our technology infrastructure with a third-party cloud services provider. Although we engage reputable vendors, we do not control the facilities or systems used by these providers, which may be vulnerable to natural disasters, cybersecurity incidents, human error, power outages or other disruptions. Changes to our cloud provider’s service levels or performance could adversely affect our ability to meet customer and operational requirements.

While we believe we have implemented reasonable backup and disaster recovery measures, we have experienced, and expect to continue to experience, interruptions, delays and service outages due to infrastructure changes, software errors, hosting disruptions or capacity constraints. Because our services often involve time-sensitive coordination and data management, sustained or repeated disruptions could impair our ability to manage logistics effectively, reduce customer confidence and expose us to reputational or operational risks. As we expand our service offerings and support higher volumes of mission activity, maintaining system performance may become more challenging.

Any negative publicity, customer dissatisfaction or operational disruption arising from technology outages or performance issues could harm our reputation and brand, reduce customer reliance on our services and materially adversely affect our business, financial condition and results of operations.

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

Our technology systems, including logistics coordination tools, data tracking systems, customer-facing applications and backend infrastructure, as well as those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error, or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks, or other events. Our insurance coverage may not be sufficient, and we may not have sufficient remedies available to us against third-party service providers, to cover all of our losses that may result from such interruptions, outages, or degradation.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any such errors or vulnerabilities could result in negative publicity, a loss of users or loss of revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent customers from using our services, which would adversely affect our aircraft utilization rates, or disrupt communications with our operators (e.g., flight schedules or passenger manifests), which could affect our on-time performance. For example, we have previously experienced a limited system error that temporarily exposed certain user profile information. Although we quickly corrected the error without material adverse impact to our business, similar or more serious errors could occur in the future. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, financial condition, and results of operations as well as negatively impact our reputation or brand.

In addition, our technology platform plays an increasingly important role in coordinating time-sensitive clinical logistics, including the evaluation of organ offers, communication with transplant centers and organ procurement organizations, and real-time coordination of transportation resources. Any failure, delay, design flaw, data integrity issue, or unintended consequence associated with these coordination tools could disrupt clinical workflows, contribute to delays in organ placement or transport, or otherwise negatively affect transplant outcomes. Because our services are often integrated into the clinical decision-making and operational processes of our customers, disruptions or errors in our technology systems may expose us to increased liability, reputational harm, or loss of customer confidence.

We have experienced and expect to continue to experience interruptions, delays or reductions in system performance from time to time. Because our services often involve time-sensitive coordination and tracking of organ transport logistics, prolonged or repeated disruptions could impair our ability to manage operations effectively, reduce customer confidence and harm our reputation. To the extent that any system failure results in customer harm, including the inability to request services or monitor transport activities, customers may seek contractual remedies or other recourse against us, and responding to such claims could be costly and time-consuming.

We rely on our information technology systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales, and harm to our reputation.

We rely on information technology networks and systems to operate and manage our business, including systems used to coordinate organ transport missions, manage clinical logistics, track operational data and facilitate communications across our organization and with customers, suppliers, partners and other third parties. Our information technology networks and systems process, transmit and store personal, financial, and health-related information, as well as proprietary business information. While we believe we take reasonable steps to secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or sensitive customer information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, could result in damage, disruptions, or shutdowns to our technology systems or operations. The increased use of artificial intelligence and generative AI tools may create additional risk relating to data handling, confidentiality and system securities, including the potential for confidential information to be improperly entered into third-party tools in violation of internal policies. We may need to allocate additional resources to implement appropriate governance and controls relating to artificial intelligence, develop proprietary datasets or enhance system protections, which may be costly. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by regulatory authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue, and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain technologies we utilize in coordinating medical logistics, clinical workflow, organ tracking and transportation operations. To date, we have relied primarily on trade secrets and trademarks to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we currently do not maintain registered copyrights for certain software. We routinely enter into non-disclosure agreements with our employees, consultants, third-party aircraft operators, and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary, including through employee mobility, third-party service provider access or other inadvertent disclosures, which could cause us to lose market share, harm our ability to compete, and result in reduced revenue. Moreover, our non- disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

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

We use open-source software in connection with our platform, which may pose risks to our intellectual property.

We use open-source software in connection with our platform, including our medical logistics coordination, organ tracking and operational systems, and plan to continue using open-source software in the future. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software. If we combine or link our proprietary source code with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open-source software, we cannot provide assurance that all open-source components are identified, reviewed or properly integrated prior to deployment, that our developers have not incorporated open-source software into our systems that we are unaware of, or that they will not do so in the future. Additionally, the terms of open-source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open-source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, and the open-source software may contain security vulnerabilities. Vulnerabilities in open-source components could also affect the availability or reliability of systems used to coordinate time-sensitive medical logistics operations, which could adversely affect our business, financial condition and results of operations.

Legal and Regulatory Risks Related to Our Business
Our business is subject to a wide variety of extensive and evolving laws and regulations, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, and competitive disadvantages.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, employment and labor, health care, tax, privacy and data security, health and safety, and environmental matters. Laws and regulations at the federal, state, and local levels frequently change, especially in rapidly evolving industries and regulatory frameworks, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal or regulatory changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate or limit our ability to expand into certain jurisdictions, which could have a material adverse effect on our business, financial condition, and operating results. Because we support time-sensitive transplant logistics and clinical services, we are also subject to oversight by healthcare regulators and transplant-related regulatory frameworks, which may evolve and impose additional compliance obligations.

Government shutdowns, staffing shortages, or operational disruptions affecting agencies such as the FAA, CMS, HRSA, or other regulatory bodies could delay approvals, inspections, or other regulatory actions necessary for our operations. Such disruptions may also result in reduced air traffic control capacity, delays in aircraft certifications or authorizations, or limitations on our ability to introduce new aircraft, services, or routes in a timely manner.

Our results of operations and the manner in which we conduct business may be affected by changes in law and future actions taken by governmental agencies, including:

•changes in law that affect the services that can be offered by us in particular markets and at particular airports;
•restrictions on competitive practices (for example, court orders or agency regulations, that would curtail our ability to respond to a competitor); and
•restrictions on airport operations, such as limitations on the use of airports, airspace, or aircraft routes.

Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to operations. There can be no assurance that the increased costs or greater complexity associated with our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.

Any significant reduction in air traffic capacity at, or within the airspace serving, key airports in the United States could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in the National Airspace System and the Air Traffic Control system, such as outdated procedures or technologies, staffing shortages, automation failures, or regulatory responses to aviation incidents, may result in short-term capacity constraints, delays, airspace restrictions, route closures, or other operational disruptions. Such conditions could negatively affect our ability to provide reliable services, increase operating costs, and adversely affect customer satisfaction.

Failure to comply with legal and regulatory requirements, such as obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. Even when we believe we are in complete compliance, a regulatory agency may determine that we are not, which could result in enforcement actions, increased compliance costs, reputational harm, or other adverse consequences.

We could be subject to litigation or regulatory investigations, which may be expensive and could divert management attention.

Our business is exposed to various litigation and regulatory risks. Publicly traded companies, particularly those operating in regulated industries, may be subject from time to time to securities litigation, stockholder demands or derivative actions, including demands under Section 220 of the Delaware General Corporation Law seeking access to corporate books and records. We have been, and may in the future, be subject to such matters, as well as other regulatory inquiries or proceedings. In addition, we have in the past, and may in the future become, involved in legal actions and claims in the ordinary course of business, including matters relating to commercial disputes, employment practices, workplace-related claims, wage and hour matters, employee benefits, discrimination or harassment allegations, personal injury, or other operational issues. Because we operate in regulated aviation and healthcare-related industries, we may also be subject to investigations, audits or enforcement actions by governmental or regulatory authorities. For additional information about litigation matters, see the section in this Annual Report entitled “Business-Litigation”.

The existence of litigation, claims, investigations and proceedings may harm our reputation, limit our ability to conduct our business in the affected areas and adversely affect the trading prices of our stock and/or other securities. The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could result in substantial costs and divert our management’s attention and resources from other business concerns, which could significantly impact our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments, incur legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate. Furthermore, prolonged or complex investigations, even if they do not result in regulatory or other proceedings or adverse findings, may result in significant costs that may not be covered by insurance and may divert employee resources from core business activities.

Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, healthcare information, and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.

We are subject to a wide variety of laws in the United States related to privacy, data protection, cybersecurity, healthcare information, and consumer protection that are often complex and subject to varying interpretations. As a result, these laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, and such changes or developments may be contrary to our existing practices. This may cause us to expend resources on updating, changing, or eliminating some of our privacy and data protection practices.

Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties, and the enforcement of any non-compliance, which could significantly impact our business operations. Because our operations involve coordination of transplant logistics and clinical services, we may process sensitive operational, clinical or health-related information, which may be subject to heightened regulatory scrutiny or contractual obligations.

The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA), and similar state privacy laws impose data privacy rights and operational requirements on companies doing business with residents of those states. Compliance with these obligations depends in part on how regulators interpret and apply them. Many other states have passed, proposed, or are considering privacy laws similar to, and in some respects, more stringent than, the CCPA. This patchwork of privacy laws heightens the cost of compliance, the risks of noncompliance, and the potential for enforcement actions by state attorneys general, regulators, and private plaintiffs.

We have in the past been, and could in the future be, subject to data breaches or other security incidents. A significant data breach or any failure, or perceived failure, by us to comply with applicable privacy or data security laws or contractual obligations could adversely affect our reputation, brand, and business and may result in claims, investigations, proceedings, or actions against us by governmental entities, litigation, including class actions, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify customers, users, business partners, law enforcement, governmental authorities, payment companies, consumer reporting agencies, or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident. In the event of a future breach or incident, we could be required to expend significant resources to respond to or prevent further breaches or incidents.

Additionally, defending against claims or litigation based on any actual or perceived privacy or security breach or incident, regardless of merit, could be costly. We cannot be certain that our insurance coverage will be adequate for such liabilities, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductibles or coinsurance requirements, could adversely affect our reputation, brand, business, financial condition and results of operations.

Failure to comply with applicable healthcare, privacy, security and data protection laws and regulations could result in a material breach of contract with one or more of our Medical Customers, subject us to enforcement actions and adversely affect our business and our financial condition.

The cost of compliance with applicable privacy, data protection and healthcare security laws and regulations is high and is likely to increase as we continue to develop new service offerings, including our Trinity Organ Placement Services (“TOPS”). Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures, or our contractual obligations governing the processing of personal or health-related information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could adversely affect our operations, financial performance and business.

HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (“PHI”) and require covered entities and business associates to implement administrative, physical and technical safeguards to protect such information. We may act as a business associate to healthcare providers or other covered entities and may receive or process PHI in connection with our clinical logistics and related services. If we are unable to properly protect the privacy and security of PHI entrusted to us, we could be found to have breached our contractual obligations with customers and/or be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”). We may also be required to notify government authorities, affected individuals, the media, or other third parties in connection with a security incident or breach involving PHI or other personally identifiable information.

If OCR determines that we have failed to comply with applicable HIPAA privacy or security standards, we could face civil or criminal penalties. OCR has increased enforcement activity in recent years and has authority to impose monetary penalties or require resolution agreements and corrective action plans that impose ongoing compliance obligations. Enforcement activity can result in financial liability, reputational harm, and significant diversion of internal resources. In addition to federal enforcement, state attorneys general may bring civil actions under HIPAA or similar state laws seeking injunctions or damages in response to violations that threaten the privacy of state residents.

Although we have developed and continue to enhance policies, processes and a compliance program infrastructure designed to support compliance with applicable laws, regulations and contractual requirements, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our service offerings. In addition, the Federal Trade Commission (“FTC”) has pursued enforcement actions relating to data privacy and security practices, including under the FTC Act and the FTC Health Breach Notification Rule, which could subject us to additional regulatory scrutiny, penalties or obligations if we fail to comply with applicable requirements.

Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.

Environmental laws and regulations applicable to aviation operations, fuel usage, emissions, noise, and sustainability reporting continue to evolve at the federal, state, local and international levels. Increased regulatory focus from governmental authorities, investors and other stakeholders on climate change, carbon emissions, energy use and related disclosures may result in new requirements or increased costs affecting our business and the operations of our third-party aircraft operators.

Regulatory initiatives aimed at reducing greenhouse gas emissions from aviation, including fuel standards, carbon pricing mechanisms, sustainable aviation fuel initiatives or other environmental mandates, could increase the operating costs of aircraft operators, which may be passed through to us and our customers. Such developments could also affect aircraft availability, route planning, airport access or operational flexibility, potentially increasing the cost of providing time-sensitive medical logistics services.

In addition, expanding expectations for mandatory or voluntary environmental reporting and sustainability disclosures may increase the scope, complexity and cost of compliance for us. These evolving rules, regulations and stakeholder expectations may require additional investment in systems, data collection and reporting processes, and may result in increased management time and attention devoted to environmental compliance and disclosure matters. Any of the foregoing could adversely affect our operating results, financial condition or competitive position.
Risks Related to Ownership of Our Securities and Being a Public Company
We have in the past and may in the future identify material weaknesses in our internal control over financial reporting.
In order to maintain effective internal control over financial reporting, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In the past, we have identified material weaknesses in our internal control over financial reporting that we believe have been remediated. However, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting in the future that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, we may be required to restate previously issued financial statements, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which could require significant financial and management resources and otherwise could have a material adverse effect on our business, financial condition or results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, and the rules and listing standards of Nasdaq. Compliance with these requirements has increased, and may continue to increase, our legal, accounting, and financial compliance costs, has made certain activities more difficult, time-consuming, and costly, and has placed significant demands on our personnel, systems, and resources.

SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of SOX (“Section 404”) requires us to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Such delays or deficiencies could result in regulatory penalties, harm our reputation, limit our ability to access financing in the public or private capital markets, and impede our ability to implement our growth strategy. In addition, such delays or deficiencies could result in our failure to satisfy the continued listing requirements of Nasdaq.

Our Warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock.
We account for both the Public Warrants and the Private Placement Warrants as a warrant liability. At each reporting period, the accounting treatment of the Warrants is re-evaluated for proper accounting treatment as a liability or equity, and the fair value of the warrant liability is remeasured. Changes in the fair value of the warrant liability are recorded as other income (expense) in our consolidated statement of operations. The value of the warrant liability is primarily determined by the warrants’ market price, which is driven mainly by the share price of our common stock. Changes in the warrants’ market price may have a material impact on the estimated fair value of the embedded derivative liability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on the share price of our common stock. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. See Note 2, 15 and 16 to the consolidated financial statements for additional information.

The market price of our securities may change significantly, and you could lose all or part of your investment as a result.
The trading price of our common stock and Warrants has been, and may continue to be, volatile. The market price of our securities may fluctuate significantly in response to a variety of factors, many of which are beyond our control, including changes in overall market conditions, investor perception of our business and growth strategy, developments in the organ transportation and medical logistics industries, regulatory or legislative developments, and general economic or geopolitical conditions. Market volatility may occur regardless of our actual operating performance.

In addition, the market price of our securities may be influenced by factors specific to us, including changes in our business strategy, quarterly variations in our financial results, the accounting treatment of our Warrants, analyst coverage, and the level of public float and trading volume in our securities. Low trading volume or a limited public float may increase price volatility and make it more difficult for investors to sell shares or Warrants at desired prices.

As a result of these and other factors, investors may experience significant fluctuations in the value of their investment and could lose all or part of their investment.

There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.
The exercise price for our Warrants is $11.50 per share. There can be no assurance that the market price of our common stock will exceed the exercise price of the Warrants prior to their expiration, and, as a result, the Warrants may expire worthless. The terms of our Warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Equiniti Trust Company, LLC, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. Our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants held by former EIC stockholders prior to their exercise at a time that is disadvantageous to those stockholders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force holders to: (1) exercise their Warrants and pay the related exercise price at a time when it may be disadvantageous for them to do so; (2) sell their Warrants at the then-current market price when they might otherwise wish to hold them; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by the Sponsor (Experience Sponsor LLC) or its permitted transferees.

In addition, we may redeem Warrants (including Private Placement Warrants) for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money”, in which case holders would lose any potential embedded value from a subsequent increase in the value of our common stock had the Warrants remained outstanding.

We do not expect to declare any dividends in the foreseeable future.
We intend to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common stock.
We may issue additional shares of common stock or other equity securities in the future without stockholder approval in certain circumstances, including in connection with acquisitions, strategic investments, financing transactions, the repayment or exchange of outstanding indebtedness, or equity compensation awards to our directors, officers, employees, or other service providers. In addition, the exercise of outstanding Warrants would result in dilution to existing stockholders. The issuance of additional common stock or other equity securities, or the perception that such issuances may occur, could have one or more of the following effects:

•our existing stockholders’ proportionate ownership interest in us may decrease;
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
Our Certificate of Incorporation and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include, among other things, the ability of our Board to designate the terms of and issue new series of preferred shares without stockholder approval, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These anti-takeover defenses and applicable provisions of Delaware law could discourage, delay, or prevent a transaction involving a change in control of the Company, including transactions that some or all of our stockholders may believe would be beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire. As a result, these provisions could limit the price that investors might be willing to pay for our common stock.

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
Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer, or other employee or stockholder of the Company; (iii) action asserting a claim against the Company arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws; (iv) action to interpret, apply, enforce, or determine the validity of any provisions of our Certificate of Incorporation or Bylaws; or (v) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, our Certificate of Incorporation further provides that the federal district courts of the United States are the exclusive forum for the resolution of any action, suit, or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she, or it believes to be favorable for disputes with the Company or our directors, officers, or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and our Board.

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

In addition, the shares of common stock reserved for future issuance under our 2021 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. As of December 31, 2025, approximately 10,263,172 shares of our common stock were reserved for future issuance under our 2021 Omnibus Incentive Plan (assuming the achievement of the target performance level for all outstanding equity awards subject to performance-based vesting conditions).
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
Strata's cybersecurity risk management processes are integrated into our broader enterprise risk management framework. We have established comprehensive processes for assessing, identifying, and managing material risks from cybersecurity threats, which include regular threat assessments, vulnerability scanning, penetration testing, and continuous monitoring of our information systems and infrastructure.

We engage leading cybersecurity consulting firms and independent third-party assessors to evaluate our security posture, conduct specialized security assessments, and perform regular audits of our cybersecurity controls and practices. These engagements provide external validation of our security measures and help identify areas for improvement.

We maintain formal processes to oversee and identify cybersecurity risks associated with our use of third-party service providers. This includes conducting security assessments of third-party vendors prior to engagement, requiring contractual security obligations, performing ongoing security reviews, and implementing continuous monitoring to identify and mitigate potential cybersecurity risks in our vendor relationships. We require key third-party service providers to maintain appropriate security certifications and comply with our security standards.

The Company maintains multiple layers of safeguards to protect its information systems and data, including technical controls, employee cybersecurity awareness training, incident response procedures and regular exercises, cybersecurity insurance coverage, disaster recovery capabilities, and business continuity plans. We utilize third-party cybersecurity monitoring and threat detection services to identify and respond to potential threats in real-time, helping to minimize potential disruption to our business and operations.

To date, the Company has not experienced any cybersecurity incidents that have materially affected the Company's business strategy, results of operations, or financial condition. While we face cybersecurity threats common to companies in the healthcare services industry, including risks related to ransomware, phishing attempts, and potential unauthorized access to systems containing protected health information, we believe that our cybersecurity risk management processes and controls are adequate to address these threats. Based on our current assessment, we do not believe that risks from cybersecurity threats are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve, and there can be no assurance that future cybersecurity incidents will not have a material adverse effect on our business. For additional discussion of cybersecurity risks, see Item 1A. Risk Factors "—Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Management Practices" in this Annual Report.
Governance
The Board of Directors has delegated primary responsibility for cybersecurity risk oversight to the Audit Committee, which conducts quarterly reviews of the Company's cybersecurity posture. The Audit Committee receives regular reports from management regarding cybersecurity risks, incidents, and the effectiveness of our cybersecurity program. The full Board is informed about cybersecurity matters through Audit Committee reports and receives updates on material cybersecurity risks and incidents as they arise.

At the management level, the Vice President of Technology has primary responsibility for overseeing the Company's cybersecurity program. They have over 20 years of experience in senior technology leadership roles and oversees IT infrastructure, application development, security compliance, and technology initiatives across the organization. Day-to-day management of our cybersecurity program is led by the Director of Cybersecurity, who reports to the VP of Technology and is responsible for implementing security controls, managing incident response, and coordinating with third-party security providers.

The cybersecurity leadership team meets regularly to review threat intelligence, assess vulnerabilities, evaluate security incidents, and monitor compliance with security policies and procedures. These meetings include review of security metrics, incident reports, remediation status, and emerging threats relevant to the healthcare industry. The VP of Technology and Co-CEO provide regular updates to the Audit Committee on cybersecurity matters, including significant security incidents, changes to the threat landscape, and the status of key security initiatives. This reporting structure ensures that cybersecurity risks and incidents are escalated appropriately and that the Board maintains effective oversight of the Company's cybersecurity program.

Item 2. Properties
Offices and Operating Locations
Our corporate headquarters is located in New York, New York. This facility supports our executive leadership and centralized corporate functions, including for technology, finance and accounting, legal, and other administrative functions.
Our operations center is in Chandler, Arizona, which is staffed 24/7/365 to support coordination of trips in our Logistics segment, clinical services, and other operational and administrative functions. Managers and executives in our Logistics business work from our operations center in Arizona except for those in Organ Placement, who operate remotely.
Our Clinical segment operates with a distributed workforce. Staff and equipment are typically based at or near the hospitals and Organ Procurement Organizations they primarily support, with certain transplant clinical staff and equipment positioned at air logistics hubs to enable more efficient deployment. Managers and executives in our Clinical business work remotely, enabling them to frequently engage with and support our geographically dispersed workforce.
Aircraft Assets
As of December 31, 2025, we owned nine Hawker 800 series midsize jets that support Strata’s Logistics segment. Additionally, in 2024, we purchased a tenth aircraft and assumed full operational control, though legal title remains with the seller, M&N, who also operates the aircraft. The purchase price has been fully paid and is held as a deposit until title transfer to Strata. This aircraft has been in service for Strata since late September 2024.

Our fleet has an average age of 27 years and an average seating capacity of 8 seats per aircraft. Our fleet is painted in white with varying stripe colors, and all aircraft will display the “Strata” logo in black or blue by the end of 2026. These aircraft are operated and maintained by third-party service providers under Strata's oversight and are strategically based across key airports in Bedford, Massachusetts; Teterboro, New Jersey; Scottsdale, Arizona; Madison, Wisconsin; and Denver, Colorado to support our operations efficiently. All aircraft undergo routine maintenance, inspection and certification processes, which may, at times, require temporary relocation to third-party maintenance facilities. All aircraft are maintained in accordance with FAA regulations and industry standards to ensure operational safety and reliability.

In addition to the ten aircraft discussed above, Strata has contractual relationships with various aircraft operators to provide aircraft service under CPAs, some of which contain embedded aircraft leases. Under these CPAs, the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates multiplied by hours flown.
Item 3. Legal Proceedings

In the opinion of management, other than as described below, we are not involved in any claims, legal actions, or regulatory proceedings as of December 31, 2025, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases were consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the former directors of Experience Investment Corp. (“EIC” and such directors, the “EIC Directors”), the former officers of EIC, and Experience Sponsor LLC (“Sponsor”), and aiding and abetting breach of fiduciary duty claim against Sponsor. The operative complaint alleges, amongst other things, that the proxy statement related to the acquisition of Old Blade insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who was also the Company’s former chief executive officer. The consolidated complaints seek, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. On December 16, 2025, the parties entered into a Stipulation of Settlement to fully resolve the matter, subject to certain customary conditions including Court approval. The Company made the settlement payment in December 2025.
Item 4. Mine Safety Disclosures
Not applicable.
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Markets under the symbol “SRTA”.
Holders

On February 24, 2026, the Company had 27 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividends Policy
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2025, we did not purchase any of our securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report and Note 10 to the consolidated financial statements included in this Annual Report for additional information.
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
Overview
Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.) (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and organ procurement organizations, offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone brands.
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

Beginning with the fourth quarter of 2025, following the integration of Keystone, Strata operates across two segments: Logistic and Clinical (see Note 11, to the consolidated financial statements included in this Annual Report on form 10-K for further information on reportable segments), both offering services related to organ transplant and the broader healthcare industry. All of Strata’s services are provided to transplant centers, organ procurement organizations, hospitals or other businesses that pay the Company directly. Strata provides:

Logistics Segment
Strata’s Logistics segment is marketed under the Trinity brand name and includes the following:
•Air Logistics – Air transportation of human organs for transplant as well as related staff, equipment, blood samples, and tissue samples. Service is typically provided on fixed wing aircraft operating specifically for each individual organ. Strata also offers on-board couriers for commercial flights and “next flight out” shipping coordination.
•Ground Logistics – Ground transportation of human organs for transplant as well as related staff, equipment, blood samples, and tissue samples.
•Organ Placement – Administrative services related to the acceptance of potential donor organs for recipients and support coordinating with the transplant process.

Clinical Segment
Strata’s Clinical segment is marketed under the Keystone brand name and includes the following:
Transplant Clinical
•Organ Recovery – Surgical procurement of donor organs.
•Normothermic Regional Perfusion (“NRP”) – In situ perfusion of donor organs with oxygenated blood to improve clinical outcomes and enable functional assessment prior to recovery.
•Preservation - Operation of devices utilized to preserve organs prior to being transplanted into a recipient.

Other Clinical Services
•Cardiac Care – Cardiac perfusion, blood management & autotransfusion and disposables. Services are typically provided under contract with hospitals to support open-heart surgery procedures.
•Other – Extracorporeal Membrane Oxygenation (“ECMO”) services, perfusion temporary staffing and equipment rental offered to healthcare providers.

Outlined below are recent material transactions impacting this Annual Report on Form 10-K.
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

The sale qualified as a discontinued operation under ASC 205-20. The Passenger business acquired by Joby Buyer included all operations previously reported within the Passenger segment, as well as certain assets and activities previously reported within unallocated corporate expenses and software development, including certain costs related to software development personnel, the Company’s former CEO and headquarter lease.

The assets and liabilities of the Passenger business as of December 31, 2024 were retrospectively classified as held for sale and presented as discontinued operations. The results of operations for the years ended December 31, 2025 and 2024 reflect the financial results of the Passenger business, including activity through August 29, 2025, the transaction date, as discontinued operations. The cash flows and comprehensive income of the Passenger business have not been separately presented and are included in the consolidated statements of cash flows and consolidated statements of comprehensive loss, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Strata's continuing operations and do not include discussion of balances or activity of the Passenger business.

Acquisition of Keystone Perfusion Services, LLC.

On September 16, 2025, the Company completed the acquisition of Keystone Perfusion Services, LLC (“Keystone”), an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”), for the following upfront payments: cash $111.3 million (comprised of $67.0 million paid directly to the seller and $44.3 million directed by the seller to other parties on the close date) and 3,434,609 shares (where 1,717,303 are held in escrow). The purchase consideration price is subject to final adjustment, upward or downward by up to $12.4 million, based on Keystone’s actual 2025 Adjusted EBITDA performance, with the adjustment to be determined by March 2026. In addition, total potential earn-out payments of up to $23.0 million in the aggregate for the three-year period from 2026 through 2028 may be made contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement). See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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

Over the course of 2024, we acquired ten fixed wing aircraft that are dedicated to the Logistics segment. We made the decision to invest in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Strata’s oversight. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

We provide ground logistics using a combination of owned vehicles, which are allocated to hub positioned near our customers across the United States, and third-party providers.

We utilize a combination of company employees and contractors as couriers to facilitate the transportation of organs, typically kidneys, aboard scheduled commercial flights. For next flight out (NFO) services, where kidneys are placed in the cargo hold of a commercial flight, we coordinate with third-party providers on behalf of our customer.
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

Our clinical work for OPOs typically consists of surgical recovery, NRP services and related equipment provided on a contractual basis with a combination of retainer and per case fees.

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

In recent years, the supply of donor organs has increased consistently, driven primarily by (i) increased utilization of Donation after Circulatory Death, which has expanded the pool of eligible donors; (ii) advancements in technology, including machine and regional perfusion; and (iii) regulatory changes enabling more efficient allocation of organs to recipients with higher need. However, there is no guarantee that this growth will continue, for example, recent months have shown a flattening in the number of deceased organ donors in America.

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

Ability to Attract and Retain Customers

We primarily serve transplant centers, organ procurement organizations and hospitals. Logistics support for the hearts, lungs and livers transplantations that make up the vast majority of our business is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type is the primary metric by which our customers evaluate our logistics performance.

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

We have responded to customer demand by introducing new services through our acquisition of Keystone, which launched our Clinical segment and enabled us to provide surgical recovery, NRP and other related services as part of an end-to-end offering. We have also added new offerings organically, such as our TOPS organ placement offering, whereby we assist customers in evaluating the suitability of potential donor organs for transplant. However, customers may still demand services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

The market for our clinical service offerings, including surgical organ recovery, organ placement, and perfusion, both for transplant and for cardiac care hospitals, is also highly competitive. We compete in our Clinical segment primarily on our ability to provide high-quality, reliable service integrating electronic recordkeeping to demonstrate compliance with best practices.

Specifically for our transplant-related services, we also compete on our ability to integrate offerings from our Logistics and Clinical segments, resulting in more streamlined communication and efficient transportation, saving time and money for our customers. Some of our competitors offer many of the same services we provide in an integrated “one call” offering, but we believe that our offering is more comprehensive in terms of both the variety of services we provide and the breadth of third-party devices that we support.

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
Impact of Inflation to our Business

We generally pay a fixed hourly rate to our third-party operators based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. For our owned aircraft, we are more directly exposed to inflation of aircraft operating expenses, including pilot salaries, fuel, insurance, parts and maintenance.

Given significant growth in organ transplant volumes and an increasing percentage of organs that are recovered by commercial surgeons and undergo NRP, demand for clinicians skilled in these procedures is high resulting in inflation in salaries and fees paid to these practitioners.

We have historically passed through cost inflation to customers and most logistics contracts with customers automatically pass through any fuel surcharges, but there is no guarantee this will continue in the future.

Seasonality
Our Logistics trip volumes and Clinical case volumes are correlated with the overall supply of donor hearts, livers and lungs in the United States, which can be volatile due to a variety of factors. Over the last several years, industry transplant volumes exhibited modest seasonal softness in the calendar third quarter, though our own case and flight volumes have not always followed this industry trend.
Key Components of the Company’s Results of Operations
Revenue
Services are typically purchased through our coordinators and are paid for principally via checks and wires. Logistics services are typically provided and billed on a fee-for-service basis, while Clinical services are provided and billed on both a fee-for-service and retainer basis. Payments are generally collected after the performance of the related service in accordance with the client’s payment terms. Fee-for-service revenue is recognized when the service is completed, while retainer revenue is recognized over the retainer contractual term.
Cost of Revenue
Cost of revenue consists of costs of operating our aircraft fleet, including pilots’ salaries, flight costs paid to operators of aircraft and vehicles, depreciation of aircraft, vehicles and medical devices, staff costs directly supporting Logistics and Clinical services, and costs of disposable medical products.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of: staff costs for employees in the commercial, technology, executive, marketing and administrative functions; sales commissions; stock-based compensation; professional and consulting fees; insurance; facilities; information technology and software development costs; promotional expenses; pilot training costs; impairment of assets; and other general corporate overhead costs. SG&A expenses are expensed as incurred..
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization of customer lists, trademarks, technology acquired in business combinations and capitalized software development costs. Amortization expense is recognized on a straight-line basis over their estimated useful lives.
Discontinued Operations

On August 29, 2025, we completed the sale of our Passenger business to the Joby Buyer pursuant to the Joby Purchase Agreement. We determined that the sale of the Passenger business represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale is classified as discontinued operations.

We present discontinued operations when a disposal of a component or group of components represents a strategic shift that will have a major effect on our operations and financial results. The results from discontinued operations of the Passenger business prior to and through its sale are presented as net income (loss) from discontinued operations, net of income taxes, in the consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities of the Passenger business have been classified as discontinued operations and segregated for all periods presented in the consolidated balance sheets. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2025	% of Revenue	2024	% of Revenue
	(in thousands, except share and per share data)
Revenue	$197,141	100%	$146,817	100%
Cost of revenue	156,015	79%	117,228	80%
Gross Profit	41,126	21%	29,589	20%

Operating expenses
Selling, general and administrative	60,875	31%	50,856	35%
Amortization of intangible assets	2,604	1%	1,258	1%
Total operating expenses	63,479	32%	52,114	35%

Operating loss from continuing operations	(22,353)		(22,525)

Other non-operating income (loss)
Interest income	4,241		7,214
Change in fair value of warrant liabilities	4,278		(850)
Change in fair value of assets and other liabilities	(1,037)		—
Realized loss from sales of short-term investments	(5,195)		—
Total other non-operating income	2,287		6,364

Loss from continuing operations before income taxes	(20,066)		(16,161)
Income tax expense (benefit) from continuing operations	—		—
Net loss from continuing operations	$(20,066)		$(16,161)
Net income (loss) from discontinued operations	61,413		(11,146)
Net income (loss)	$41,347		$(27,307)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.24)		$(0.21)
Discontinued operations	$0.75		$(0.14)
Total basic and diluted earnings (loss) per share	$0.50		$(0.35)

Weighted-average number of shares outstanding, basic and diluted	82,092,345		77,499,423

Comparison of Years Ended December 31, 2025 and 2024

Revenue
Disaggregated revenue by segment was as follows:

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Logistics
Logistics	$176,793	$146,817	20.4%
Clinical
Transplant clinical	$8,964	$—	NM(1)
Other clinical	11,384	—	NM(1)
Total Clinical	$20,348	$—	NM(1)

Total revenue	$197,141	$146,817	34.3%
(1) Percentage not meaningful.
For the years ended December 31, 2025 and 2024, revenue increased by $50.3 million or 34.3%, from $146.8 million in 2024 to $197.1 million in 2025.
Logistics revenue increased by $30.0 million, or 20.4% from $146.8 million in 2024 to $176.8 million in 2025, driven by growth in flight hours, ground transportation and revenue per trip. The increase in flight hours was attributable to both existing and new clients, with several major new contracted clients commencing operations in the second quarter of the year 2025.
Clinical revenue was $20.3 million in 2025, reflecting the acquisition of Keystone in mid-September 2025. There was no clinical revenue in 2024. Clinical revenue in 2025 was comprised of transplant clinical revenue of $9.0 million and other clinical revenue of $11.4 million.
Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	Change
	(in thousands, except percentages)
Gross profit:
Logistics	$36,631	$29,589	23.8%
Clinical	4,495	—	NM(1)
Total gross profit	$41,126	$29,589	39.0%
Gross margin:
Logistics	21%	20%
Clinical	22%	—
Total gross margin	21%	20%
(1) Percentage not meaningful.
For the years ended December 31, 2025 and 2024, Logistics gross profit increased by $7.1 million, or 23.8%, from $29.6 million in 2024 to $36.6 million in 2025, attributable to the 20.4% increase in revenue and an increase in gross margin from 20% to 21% attributable primarily to operational leverage in ground services with the expansion of ground hubs. For the year ended December 31, 2025, Clinical gross profit of $4.5 million was attributable to the acquisition of Keystone in mid-September 2025.
Total gross margin increased from 20% in 2024 to 21% in 2025, attributable primarily to the acquisition of Keystone in mid-September 2025, which operates at a higher average gross margin, as well as an improvement in Logistics gross margin, as discussed above.

Selling, General and Administrative

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
General and administrative staff and related costs	$21,459	$19,676	9.1%
Selling and marketing including staff costs	1,407	563	149.9%
Software development including staff costs	3,052	2,790	9.4%
Professional fees	11,559	4,974	132.4%
Facilities and insurance	4,588	4,057	13.1%
Stock-based compensation	16,958	18,471	(8.2)%
Depreciation and impairment of property and equipment	1,852	325	469.8%
Total selling, general and administrative	$60,875	$50,856	19.7%
Percentage of revenue	31%	35%
For the years ended December 31, 2025 and 2024, total selling, general and administrative expense increased by $10.0 million, or 19.7%, from $50.9 million in 2024 to $60.9 million in 2025.

The primary drivers of the increase were: (i) a $1.8 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September and increases commensurate with the growth in Logistics revenue; (ii) an $0.8 million increase in selling and marketing attributable to new hires as well as sales commissions commensurate with the revenue growth; (iii) a $6.6 million increase in professional fees, driven by a $4.7 million year-over-year increase related to settlement costs and legal fees associated with the Drulias lawsuit settled and paid in December 2025 (as discussed in “—Legal and Environmental” within Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K), as well as M&A transaction costs related to the acquisition of Keystone; and (iv) an increase in depreciation and impairment of property and equipment in 2025 attributable to an impairment of aircraft’s airframe for $1.7 million; partially offset by a $1.5 million decrease in stock-based compensation attributable to forfeiture of awards previously granted to the former CEO prior to his transfer to the Joby Buyer.
Amortization of intangible assets

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$2,604	$1,258	107.0%
Percentage of revenue	1%	1%
For the years ended December 31, 2025 and 2024, amortization of intangible assets increased by $1.3 million, or 107.0%, from $1.3 million in 2024 to $2.6 million in 2025, primarily attributable to (i) $1.1 million in amortization of intangibles generated from the acquisition of Keystone in mid-September 2025 and (ii) a $0.2 million increase due to higher amortization of capitalized software costs, as more development projects were completed and entered the amortization phase during 2025.
Other Non-Operating Income

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Interest income	$4,241	$7,214
Change in fair value of warrant liabilities	4,278	(850)
Change in fair value of assets and other liabilities	(1,037)	—
Realized loss from sales of short-term investments	(5,195)	—
Total other non-operating income	$2,287	$6,364	(64.1)%

For the year ended December 31, 2025, total other non-operating income consisted of: (i) $4.2 million interest income, attributable to our short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $4.3 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; (iii) $(1.0) million non-cash expense attributable to fair value remeasurement of contingent consideration (related to the Passenger divestiture and Keystone acquisition) and equity consideration held in escrow (related to the Keystone acquisition); and a (iv) $(5.2) million realized loss on the sale of securities received as consideration in the Passenger business divestiture. Fair value for these assets and liabilities, where applicable, is remeasured each reporting period.
For the year ended December 31, 2024, total other non-operating income consisted of: (i) $7.2 million interest income, attributable to short-term investments and money market funds; and a (ii) $0.9 million non-cash expense due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Net income (loss) from discontinued operations	$61,413	$(11,146)	NM (1)
(1) Percentage not meaningful.
For the year ended December 31, 2025, total net income from discontinued operations was $61.4 million and primarily consisted of: gain on disposal of discontinued operations of $57.0 million and operating income of $5.0 million attributable to revenue of $76.6 million from air transportation for passengers in the United States and Europe. This was offset by tax expense of $0.4 million, primarily due to limitations on the utilization of U.S. federal, state, and local net operating losses, including the U.S. federal limitation of post-2017 net operating losses to 80% of taxable income.
For the year ended December 31, 2024, total net loss from discontinued operations was $(11.1) million and primarily consisted of operating loss before tax of $(11.4) million attributable to revenue of $101.9 million from air transportation for passengers in the United States, Canada and Europe.
Operating income (loss) before tax from discontinued operations improved from $(11.4) million in 2024 to $5.0 million in 2025, driven primarily by a $5.8 million impairment charge associated with Blade Canada during the prior year period coupled with a reduction in associated amortization costs, a significant improvement in the profitability of the European operations following restructuring in October 2024, and a reduction in selling and marketing expense.
Adjusted EBITDA

The following table presents our consolidated results on a continuing operations basis for Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Adjusted EBITDA (1)	$14,051	$3,752	274%
(1) See section titled “Reconciliations of Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Comparison of the Years Ended December 31, 2025 and 2024
Adjusted EBITDA from continuing operations improved by $10.3 million for the year ended December 31, 2025 from $3.8 million in 2024 to $14.1 million in 2025. The improvement is attributable to a $13.9 million increase in gross profit excluding depreciation, partially offset by a $3.6 million increase in fixed costs, commensurate with the growth in revenue and with the addition of fixed costs related to Keystone, which was acquired in mid-September 2025.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP measure that has been derived from amounts calculated in accordance with GAAP, although it is not itself a GAAP measure. Strata believes that Adjusted EBITDA viewed in addition to and not in lieu of our reported U.S. GAAP results, provide useful information to investors by providing a more focused measure of operating results, enhancing the overall understanding of past financial performance and future prospects, and allowing for greater transparency with respect to a key metric used by management in its financial and operational decision making. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Adjusted EBITDA is defined and reconciled to the nearest GAAP financial measure below.
Adjusted EBITDA

Adjusted EBITDA is defined as net loss from continuing operations adjusted to exclude: (1) depreciation and amortization; (2) stock-based compensation; (3) change in fair value of warrant liabilities and other assets and liabilities; (4) interest income (5) income tax; (6) realized gains and losses on short-term investments; (7) impairment of intangible assets or property and equipment; and (8) certain other non-recurring items (shown below) that management does not believe are indicative of the Company’s ongoing operating performance and would impact the comparability of results between periods.

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net loss from continuing operations	$(20,066)	$(16,161)
Add (deduct):
Depreciation and amortization	6,900	3,258
Stock-based compensation	16,958	18,471
Change in fair value of warrant liabilities	(4,278)	850
Change in fair value of assets and other liabilities	1,037	—
Realized loss from sales of short-term investments (1)	5,195	—
Interest income	(4,241)	(7,214)
Legal expenses and regulatory advocacy fees (2)	6,022	1,382
Impairment of property and equipment	1,655	—
M&A transaction costs and integration of the acquired company (3)	2,237	241
Reorganization and rebranding costs related to the sale of the Passenger business (4)	610	—
Corporate staff costs included in the sold Passenger business (5)	2,022	2,386
Other (6)	—	539
Adjusted EBITDA	$14,051	$3,752
Revenue	$197,141	$146,817
Adjusted EBITDA as a percentage of revenue	7.1%	2.6%
(1) Consists of realized loss on the sale of securities of Joby Aviation received as consideration in the Passenger business divestiture.
(2) Includes settlement costs and legal fees related to the Drulias class action lawsuit which the parties entered into a Stipulation of Settlement to fully resolve the matter in December 2025 (see “— Legal and Environmental” within Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K). We consider this matter to be non-recurring and not representative of the legal and regulatory advocacy costs typically incurred in the ordinary course of business.
(3) Consists of M&A transaction costs, including legal fees and professional fees related to financial, legal, and tax due diligence; and costs of integrating Keystone into a public company environment, including SOX compliance, preparation of standalone audited financial statements and pro forma financial information required for significant acquisitions (as defined by the SEC), enterprise resource planning migration, and software development costs to enhance Keystone’s internally developed software to meet internal control standards.
(4) Consists of costs incurred in the process of decommissioning the Blade brand and introducing the Strata brand, including consultant fees, fleet rebranding, software application costs, as well as accounting fees associated with the carve-out and additional SEC filings required following the sale of the Passenger business.
(5) Represents corporate staff costs related to employees who transferred to Joby Aviation following the sale of the Passenger business on August 29, 2025. This adjustment is intended to enhance period-to-period comparability by excluding from all periods, costs associated with transferred employees whose corporate functions were not replaced. Under U.S. GAAP (ASC 205-20), these costs were required to remain in continuing operations prior to the divestiture because they were not directly attributable to discontinued operations.
(6) For the year ended December 31, 2024, consists of SOX readiness costs of $399 and executive severance costs of $140.

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2025 and 2024, we had total liquidity of $61.2 million and $124.8 million, respectively, consisting of cash and cash equivalents of $31.0 million and $16.1 million, respectively, and short-term investments of $30.3 million and $108.8 million, respectively. In addition, as of December 31, 2025 and 2024, we had restricted cash of $0.3 million and $0.3 million, respectively. As of December 31, 2025, $30.3 million of short-term investments consisted of securities that are traded in highly liquid markets. The Company had net income of $41.3 million for the year ended December 31, 2025. During the year ended December 31, 2025, we realized net proceeds of $70.2 million from the sale of Buyer Shares received from the sale of the Passenger business.
With $61.2 million of total liquid funds as of December 31, 2025, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date this Annual Report is filed. Although we have not historically sought external sources of financing to help fund our operational needs, in January 2026 we entered into a revolving credit facility (the “ABL Facility”) backed by our accounts receivable, that provides additional liquidity and financial flexibility. This facility provides for borrowings of up to $30.0 million and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other conditions.We may also, in the future, seek to take advantage of market opportunities to obtain additional financing on terms we deem attractive. The ABL Facility matures on January 30, 2029.
Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.00% or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the unused portion of the facility. For further information on the ABL Facility, refer to Note 18 – “Subsequent Events” in the consolidated financial statements included in this Annual Report on Form 10-K.
Liquidity Requirements
As of December 31, 2025, the Company had net working capital of $106.4 million, cash and cash equivalents of $31.0 million and short-term investments of $30.3 million.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of December 31, 2025, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees under CPAs of $2.6 million for the year ending December 31, 2026. See “—Capacity Purchase Agreements” within Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.6 million in each of 2026 and 2027. In January 2026, the Company entered into an agreement to purchase an additional aircraft for a purchase price of $3.8 million, of which a $0.2 million deposit was paid during the year ended December 31, 2025.

We may be required to make earn-out payments in connection with the acquisition of Keystone Perfusion Services, LLC, and may be entitled to receive earn-out proceeds in connection with the Passenger business divestiture. The fair value of the related contingent consideration assets and liabilities is reflected in the consolidated balance sheets. See Notes 4 and 5, respectively, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer-term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing services, capital expenditures and acquisitions.

Cash Flows

The cash flows of the discontinued Passenger business have not been separately presented and are included in the consolidated statements of cash flows and the discussions below for all periods presented.
For 2025, Passenger cash flows are reflected from January 1 through the August 29, 2025 divestiture date, after which the related assets and liabilities were derecognized. Cash flows of Keystone are included beginning on the September 16, 2025 acquisition date. As a result, period-over-period changes may not be directly comparable and should be evaluated in light of the divestiture and acquisition.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(48,914)	$(2,519)
Net cash (used in) / provided by investing activities	69,750	(1,016)
Net cash used in financing activities	(8,912)	(5,759)
Effect of foreign exchange rate changes on cash balances	(339)	(80)
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,585	$(9,374)
Cash Used In Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $48.9 million, driven by net income of $41.3 million, adjusted for net non-cash items of $29.5 million; transaction costs paid related to the sale of the Passenger business of $7.4 million; $44.3 million Keystone acquisition consideration for the settlement of seller-assumed liabilities (which were directed to third parties and therefore classified within operating activities and not within investing activities); and net cash used of $9.1 million from changes in working capital assets and liabilities. The $9.1 million net cash used from changes in working capital was primarily driven by: an increase of $12.0 million in accounts receivable (attributable to revenue growth and $2.1 million attributable to Passenger business activity prior to the sale); an increase of $1.7 million in prepaid and other current assets driven by timing of operator prepayments; partially offset by an increase of $2.4 million in accounts payable and accrued liabilities of $1.5 million attributable to Passenger business activity prior to the sale and $0.9 million increase in cost of revenue; an increase of $1.7 million in deferred revenue attributable to Passenger business activity prior to the sale and representing client prepayments; and a decrease of $0.7 million in other non-current assets.
For the year ended December 31, 2024, net cash used in operating activities was $2.5 million, driven by a net loss of $27.3 million, net non-cash items of $27.9 million and net $3.0 million of cash used by changes in our working capital assets and liabilities. The net cash used of $3.0 million from changes in our working capital assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses of $8.3 million, due to the cash payment for the Trinity contingent consideration compensation in the first quarter, an increase in accounts receivable of $1.0 million (attributable to revenue growth) and a decrease in deferred revenue of $0.1 million; partially offset by a decrease in prepaid expenses and other current assets of $6.4 million (driven by the utilization of $9.3 million of prepaid deposits under CPAs with M&N Equipment, LLC as part of the purchase of seven aircraft partially offset by new prepayments made to operators in connection with new CPAs).
Cash Provided by Investing Activities
For the year ended December 31, 2025, net cash provided by investing activities was $69.8 million, driven by $70.2 million of proceeds from the sale of Buyer Shares received in connection with the sale of the Passenger business and $226.2 million of proceeds from maturities of held-to-maturity investments; partially offset by $146.3 million in purchases of held-to-maturity investments, $66.5 million in cash consideration paid in connection with the Keystone acquisition, $9.7 million in purchases of property and equipment, consisting primarily of a spare engine, aircraft capitalized maintenance costs, and vehicles for ground logistics, $1.4 million in capitalized software development costs, and $2.8 million in cash transferred with the sale of the Passenger business, including post-close net working capital adjustment payment.
For the year ended December 31, 2024, net cash used in investing activities was $1.0 million, driven by $143.3 million in purchases of held-to-maturity investments, $30.9 million in purchases of property and equipment, consisting primarily of $27.1 million in the acquisition of ten aircraft and related capitalized maintenance costs to support the Logistics segment, with the remainder related to furniture and fixtures for new office space in Arizona and vehicles used in generating revenue by the Logistics segment, $2.2 million in consideration paid for the acquisition of CJK and $2.1 million in capitalized software development costs, partially offset by $177.5 million of proceeds from maturities of held-to-maturity investments.
Cash Used In Financing Activities
For the year ended December 31, 2025, net cash used in financing activities was $8.9 million, driven by $9.1 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company; partially offset by $0.2 million of proceeds from the exercise of stock options.

For the year ended December 31, 2024, net cash used in financing activities was $5.8 million, reflecting $5.7 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company and $0.2 million in repurchases and retirement of common stock under a share repurchase program (expired on March 31, 2025); partially offset by $0.2 million of proceeds from the exercise of stock options.
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

We believe that of our significant accounting policies, which are described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgments, estimates and assumptions. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For information on the Company’s significant accounting policies and estimates refer to Note 2 “Summary of Significant Accounting Policies” and the “Use of Estimates” section of Note 1 “Business and Basis of Presentation” in the consolidated financial statements included in this Annual Report on Form 10-K.

Stock-based compensation
Performance-based restricted stock units (“PSUs”) are granted under our 2021 Omnibus Incentive Plan with vesting contingent upon the achievement of predetermined financial performance metrics over multi-year performance periods, generally three to four years. Performance metrics may include Adjusted EBITDA, Free Cash Flow and/or revenue, and certain awards are subject to a relative total shareholder return (“TSR”) modifier. The number of shares ultimately earned generally ranges from 50% to 200% of target based on performance and is subject to continued service through the vesting date. For awards with a TSR modifier, the number of PSUs otherwise earned may be adjusted to 80%, 100% or 120% based on our TSR ranking relative to a peer group; for purposes of estimating expected payouts, we assumed a 100% modifier, which we believe is not material to our stock-based compensation expense.

We recognize compensation expense for PSUs based on the grant-date fair value and our estimate of the expected level and timing of achievement of the applicable performance targets. We reassess expected payout levels each reporting period and recognize changes in estimates on a cumulative catch-up basis. Changes in assumptions regarding the likelihood or timing of achieving performance targets could result in material adjustments to stock-based compensation expense.

Business Combinations and Valuation of Assets and Liabilities

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, customer list and trademark, based on expected revenue growth rates and profitability margins, customer attrition rates, royalty rates for similar brand licenses, and discount rates.

Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas goodwill is not amortized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

For further information on the Company’s acquisitions, refer to Note 4 – “Acquisitions” in the consolidated financial statements included in this Annual Report on Form 10-K.
Contingent Consideration
In connection with the acquisition of Keystone in September 2025, the Company agreed to pay additional consideration to the sellers contingent upon the achievement of certain post-acquisition financial performance targets. The contingent consideration arrangements include earn-out payments that are primarily based on specified EBITDA and gross profit metrics over defined measurement periods. The estimated fair value of the contingent consideration is recorded as a liability on the acquisition date and is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings.
The fair value of the contingent consideration is estimated using an option-pricing model, which requires management to apply significant judgment and assumptions, including projected financial performance of the acquired business, the expected variability in future results, the probability of achieving the earn-out targets, the expected timing of payments, and an appropriate market-based discount rate. These assumptions are inherently uncertain, and changes in assumptions, particularly projected performance and volatility, could result in changes to the estimated fair value.

The Company also holds an earn-out receivable related to the sale of its Passenger business, which is contingent upon the achievement of specified EBITDA targets by the buyer and the retention of the Blade CEO with the Buyer. The earn-out receivable is measured at fair value using an option-based valuation approach. While its valuation requires judgment, it is based on a shorter-term, achieved performance framework and does not involve the same level of estimation uncertainty as contingent consideration liabilities associated with business combinations.

For further information on contingent consideration and earn-out arrangements, refer to Note 4 – “Acquisitions” and Note 5 – “Discontinued Operations” in the consolidated financial statements included in this Annual Report on Form 10-K.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officers and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Our management, including our principal executive officers and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal controls over financial reporting did not include the internal controls of Keystone, which was acquired on September 16, 2025 and is included in our 2025 consolidated financial statements and constituted approximately 8% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s system and control environment) as of December 31, 2025 and 10% of sales for the year then ended. Based on this assessment, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the integration of Keystone discussed above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information

Departure of Director

On February 28, 2026, Susan Lyne notified the Company's Board of Directors of her decision to resign from the Board and all committees thereof, effective as of the date of the 2026 Annual Meeting of Stockholders. Ms. Lyne’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board currently expects to reduce the size of the Board from nine directors to eight directors effective upon Ms. Lyne’s retirement.
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

On December 10, 2025, Amir M. Cohen, our Chief Accounting Officer, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 86,470 shares of common stock. The duration of the Rule 10b5-1 Plan is until February 28, 2027 or earlier if all transactions under such plan are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located beginning of page F-1 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Strata Critical Medical, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Logistics revenue — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description

As disclosed in Notes 2 and 3, the Company recognized logistics revenue which was derived from air and ground transportation services for human organs, transplant teams, and related medical materials. The Company recognizes logistics revenue at a point in time upon completion of the transport, which is when control of the service transfers to the customer. Logistics revenue consists of a high volume of transactions, and the initiation, processing and recording of transactions relies upon multiple information technology (IT) systems and is dependent on the effective design and operation of multiple systems and controls. Because of these factors, performing audit procedures to evaluate whether logistics revenue was appropriately recorded required a high degree of auditor judgement and an increased extent of audit effort, including the need for us to involve professionals with expertise in Information Technology (IT) to identify, test, and evaluate the Company’s systems, applications, and user access.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the testing of logistics revenue recognition included the following, among others:
•We tested the design and operating effectiveness of internal controls over the Company’s recognition of logistics revenue.
•With the assistance of our IT specialists, we identified the significant systems used to process logistics revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, and change management controls.
•We created data visualizations to evaluate recorded logistics revenue and evaluate trends in the transactional logistics revenue data.
•We evaluated recorded activity for logistics revenue based on analytical procedures, including using regression and trend analyses to develop an expectation of the recorded logistics revenue balance.
•We tested a sample of logistics revenue transactions, where we compared the recorded logistics revenue to source documents and tested the accuracy of the recorded logistics revenue
•For logistics revenue, we tested the reconciliation of the recorded logistics revenue to the underlying system reports.

Fair value of Keystone Perfusion Services (“Keystone”) trademark and customer relationships intangible assets — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
As disclosed in Notes 2 and 4, the Company completed the Keystone acquisition on September 16, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including trademark of $8.8 million and customer relationships of $31.9 million. Management estimated the fair value of the trademark using the relief-from-royalty approach, and estimated the fair value of the customer relationships using the multi-period excess earnings method, which is an income approach methodology.

We identified the fair value of the acquired trademark and customer relationships from the Keystone acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the valuation models, including the projected revenue growth rates and profitability margins, customer attrition rates, royalty rates, and the discount rates applied. Changes in these assumptions could have had a significant impact on the fair values of the trademark and customer relationships intangible assets. Specialized skills and knowledge were required to assess these significant assumptions and evaluate evidence obtained, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the above-noted assumptions used in estimating the fair value of the trademark and customer relationships intangible assets included the following, among others:
•We tested the design and operating effectiveness of certain internal controls over the Company's acquisition-date valuation process, including controls related to the development of the above assumptions.
•We performed sensitivity analyses over the assumptions noted above used to determine the acquisition-date fair values of the trademark and customer relationships intangible assets to assess the impact changes in those assumptions would have on the Company's determination of fair values.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies, and the reasonableness of the customer attrition rates, useful lives, royalty rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates, customer attrition rates, useful lives and royalty rates selected by management.
•We assessed the reasonableness of management's future projected revenue and profitability by comparing the projections to historical results, certain peer companies, industry data, and Board of Directors presentations.

•We evaluated whether the future projected revenue was consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

New York, New York
March 3, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Strata Critical Medical, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 3, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Keystone Perfusion Services, LLC, which was acquired on September 16, 2025, and whose financial statements constituted approximately 8% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s system and control environment) as of December 31, 2025 and 10% of sales included within the Company’s consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Keystone Perfusion Services, LLC.
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

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2026

STRATA CRITICAL MEDICAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,968	$16,072
Restricted cash	264	263
Accounts receivable, net of allowance of $1,066 and $— at December 31, 2025 and December 31, 2024, respectively	39,958	19,822
Short-term investments	30,263	108,757
Prepaid expenses and other current assets	24,739	4,676
Current assets of discontinued operations	—	11,152
Total current assets	126,192	160,742

Non-current assets:
Property and equipment, net	36,444	28,465
Intangible assets, net	47,502	7,964
Goodwill	88,210	15,540
Operating right-of-use asset	3,107	2,831
Other non-current assets	24,017	118
Non current assets of discontinued operations	—	41,015
Total assets	$325,472	$256,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,142	$9,220
Operating lease liability, current	652	682
Current liabilities of discontinued operations	—	12,824
Total current liabilities	19,794	22,726

Non-current liabilities:
Warrant liability	1,530	5,808
Operating lease liability, long-term	2,655	2,336
Deferred tax liability	348	—
Other non-current liabilities	22,073	—
Non-current liabilities of discontinued operations	—	3,867
Total liabilities	46,400	34,737

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 86,702,183 and 79,419,028 shares issued at December 31, 2025 and December 31, 2024, respectively	7	7
Additional paid in capital	424,616	407,076
Accumulated other comprehensive income	—	1,753
Accumulated deficit	(145,551)	(186,898)
Total stockholders' equity	279,072	221,938
Total liabilities and stockholders' equity	$325,472	$256,675

The accompanying notes are an integral part of these consolidated financial statements.

STRATA CRITICAL MEDICAL, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$197,141	$146,817
Cost of revenue	156,015	117,228
Gross profit	41,126	29,589

Operating expenses
Selling, general and administrative	60,875	50,856
Amortization of intangible assets	2,604	1,258
Total operating expenses	63,479	52,114

Operating loss from continuing operations	(22,353)	(22,525)

Other non-operating income (loss)
Interest income	4,241	7,214
Change in fair value of warrant liabilities	4,278	(850)
Change in fair value of assets and other liabilities	(1,037)	—
Realized loss from sales of short-term investments	(5,195)	—
Total other non-operating income	2,287	6,364

Loss from continuing operations before income taxes	(20,066)	(16,161)
Income tax expense from continuing operations	—	—
Net loss from continuing operations	(20,066)	(16,161)
Net income (loss) from discontinued operations	61,413	(11,146)
Net income (loss)	$41,347	$(27,307)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.24)	$(0.21)
Discontinued operations	$0.75	$(0.14)
Total basic and diluted earnings (loss) per share	$0.50	$(0.35)

Weighted-average number of shares outstanding:
Basic	82,092,345	77,499,423
Diluted	82,092,345	77,499,423

The accompanying notes are an integral part of these consolidated financial statements.

STRATA CRITICAL MEDICAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$41,347	$(27,307)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,753)	(2,211)
Other comprehensive loss	(1,753)	(2,211)
Comprehensive income (loss)	$39,594	$(29,518)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA CRITICAL MEDICAL, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	75,131,425	$7	$390,083	$3,964	$(159,754)	$234,300
Issuance of common stock upon exercise of stock options	2,092,558	—	168	—	—	168
Issuance of common stock upon settlement of restricted stock units	2,871,614	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	19,893	—	—	19,893
Shares withheld related to net share settlement	(1,605,465)	—	(5,683)	—	—	(5,683)
Issuance of common stock for settlement of contingent consideration compensation (earn-out)	1,008,998	—	3,022	—	—	3,022
Repurchase and retirement of common stock	(80,102)	—	(407)	—	163	(244)
Other comprehensive loss	—	—	—	(2,211)	—	(2,211)
Net loss	—	—	—	—	(27,307)	(27,307)
Balance as of December 31, 2024	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	2,188,268	—	193	—	—	193
Issuance of common stock upon settlement of restricted stock units	4,284,863	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	18,038	—	—	18,038
Shares withheld related to net share settlement	(2,624,585)	—	(9,105)	—	—	(9,105)
Issuance of common stock in acquisition	3,434,609	—	8,414	—	—	8,414
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Net income	—	—	—	—	41,347	41,347
Balance as of December 31, 2025	86,702,183	$7	$424,616	$—	$(145,551)	$279,072

The accompanying notes are an integral part of these consolidated financial statements.

STRATA CRITICAL MEDICAL, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net income / (loss)	$41,347	$(27,307)
Adjustments to reconcile net income ( loss) to net cash and restricted cash used in operating activities:
Gain on sale of business	(56,996)	—
Depreciation and amortization	8,185	5,962
Stock-based compensation	17,832	19,893
Change in fair value of warrant liabilities	(4,278)	850
Change in fair value of other assets and liabilities	1,037	—
Excess of lease liability over operating right-of-use assets	—	(123)
Transaction costs paid related to sale of business	(7,381)	—
Gain on lease modification	—	(622)
Acquisition consideration allocated to seller transaction expenses	(44,339)	—
Impairment of intangible assets	—	5,759
Impairment of property and equipment	1,673	—
Realized loss from sale of short-term investments	5,195	—
Realized foreign exchange gain	(798)	—
Accretion of interest income on held-to-maturity securities	(2,214)	(3,990)
Deferred tax expense (benefit)	432	(255)
Other	471	323
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,686)	6,352
Accounts receivable	(12,034)	(998)
Other non-current assets	666	(70)
Operating right-of-use assets/lease liabilities	(88)	164
Accounts payable and accrued expenses	2,378	(8,338)
Deferred revenue	1,684	(119)
Net cash used in operating activities (includes discontinued operations; see Note 5)	(48,914)	(2,519)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(66,535)	(2,230)
Cash transfer from sale of business	(2,810)	—
Capitalized software development costs	(1,415)	(2,119)
Purchase of property and equipment, net of proceeds from disposal	(9,595)	(30,862)
Purchase of held-to-maturity investments	(146,258)	(143,255)
Proceeds from maturities of held-to-maturity investments	226,200	177,450
Proceeds from sale of short-term investments	70,163	—
Net cash provided by / (used in) investing activities (includes discontinued operations; see Note 5)	69,750	(1,016)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	193	168
Taxes paid related to net share settlement of equity awards	(9,105)	(5,683)
Repurchase and retirement of common stock	—	(244)
Net cash used in financing activities (includes discontinued operations; see Note 5)	(8,912)	(5,759)

Effect of foreign exchange rate changes on cash balances	(339)	(80)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,585	(9,374)
Cash and cash equivalents and restricted cash - beginning	19,647	29,021
Cash and cash equivalents and restricted cash - ending	$31,232	$19,647

Reconciliation to consolidated balance sheets (includes discontinued operations; see Note 5)
Cash and cash equivalents	$30,968	$18,378
Restricted cash	264	1,269
Total cash and cash equivalents and restricted cash	$31,232	$19,647

Supplemental cash flow information
Cash paid for:
Income Taxes paid	$87	$—
Non-cash investing and financing activities:
Common stock received for sale of business	$75,357	$—

Contingent consideration and indemnity holdback receivable from sale of business in prepaids and other current assets and other non-current assets, respectively	36,400	—
New leases under ASC 842 entered into during the period	1,597	8,406
Contingent consideration in accounts payable and accrued expenses and other non-current liabilities	9,072	—
Common stock issued for acquisition	8,414	—
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	128	375
Modification of existing right-of-use assets ("ROU") and lease liability	—	12,684
Derecognition of ROU assets and lease liability	—	(6,367)
Common stock issued for settlement of earn-out previously in accounts payable and accrued expenses	—	3,022

The accompanying notes are an integral part of these consolidated financial statements.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Business and Basis of Presentation
Description of Business
Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.) (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and organ procurement organizations, offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone Perfusion brands.

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
The results of the Passenger business are presented as discontinued operations in the accompanying consolidated statement of operations for all periods presented. The assets and liabilities of the Passenger business have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all prior periods presented.

The consolidated statements of cash flows and consolidated statements of stockholders’ equity are presented on a combined basis and include the cash flows and equity activity of both continuing and discontinued operations for all periods presented, consistent with U.S. GAAP presentation requirements.

With the exception of the consolidated statements of cash flows and consolidated statements of stockholders’ equity, all amounts and disclosures included in these notes to the consolidated financial statements reflect only our continuing operations. Refer to Note 5 for additional details on discontinued operations.
Certain prior year information has been reclassified to conform to the current-year presentation, primarily to align with the Company’s presentation and corresponding disclosures. These reclassifications had no impact on previously reported results of operations, net income (loss), total assets, total liabilities, or net cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are

STRATA CRITICAL MEDICAL, INC.
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
Liquidity

As of December 31, 2025, the Company had net working capital of $106,398, cash and cash equivalents of $30,968 and short-term investments of $30,263. The Company had net income of $41,347 and net loss of $27,307 for the years ended December 31, 2025 and 2024, respectively.

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
Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the company satisfies a performance obligation
Strata operates across two reportable segments and generates revenue primarily from transplant logistics and clinical services (see Note 11 for further information on reportable segments). The Company’s performance obligations are satisfied either at a point in time or over time, depending on the nature of the services provided.
Logistics Segment
Logistics services include air and ground transportation for human organs, transplant teams, and related medical materials and organ placement services.
•Air and ground transportation services are time-critical services. Each transport represents a single performance obligation. Revenue is recognized at a point in time upon completion of the transport, which is when the customer has received the contracted service.
•Organ placement services are provided under fixed-fee, stand-ready arrangements that provide continuous access to specialized personnel. These arrangements represent a series of distinct daily services that are substantially the same and are transferred evenly over the contract term. Revenue is recognized over time, generally on a straight-line basis.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Clinical Segment
Transplant clinical services include organ recovery procedures, normothermic regional perfusion (“NRP”), and preservation services. Those services are case-based clinical procedures. Each procedure represents a single performance obligation that is satisfied upon completion of the clinical procedure. Revenue is recognized as the procedure is completed.

Medical disposables used in connection with clinical services are not distinct from the related clinical procedures and are treated as inputs to the combined performance obligation.
Other clinical services include cardiac perfusion services, blood management and autotransfusion services, extracorporeal membrane oxygenation (“ECMO”) services, perfusion staffing, and equipment rentals.
•Clinical staffing, on-call arrangements and equipment rental are recognized over the contract term.
•Case-based clinical procedures are recognized as the procedure is completed.
Remaining Performance Obligations
The Company generally satisfies performance obligations within one year of contract inception. Accordingly, remaining performance obligations are not material.

Other Revenue Considerations
Transaction prices are generally fixed based on contractual rates. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company does not assess whether contracts contain a significant financing component when the period between payment and service delivery is expected to be one year or less.
Seasonality
Our Logistics trip volumes and Clinical case volumes are correlated with the overall supply of donor hearts, livers and lungs in the United States, which can be volatile due to a variety of factors. Over the last several years, industry transplant volumes exhibited modest seasonal softness in the calendar third quarter, though our own case and flight volumes have not always followed this industry trend.

Cost of Revenue

Cost of revenue consists of costs of operating our aircraft fleet, including pilots’ salaries, flight costs paid to operators of aircraft and vehicles, depreciation of aircraft, vehicles and medical devices, staff costs directly supporting Logistics and Clinical services, and costs of disposable medical products.
Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of: staff costs for employees in the commercial, technology, executive, marketing and administrative functions; sales commissions; stock-based compensation; professional and consulting fees; insurance; facilities; information technology and software development costs; promotional expenses; pilot training costs; impairment of assets; and other general corporate overhead costs. SG&A expenses are expensed as incurred.. Advertising expense was immaterial for the years ended December 31, 2025 and 2024.
Software Development Costs
The Company incurs costs related to the development of its technology stack. The costs consist of staff costs and external vendor costs incurred during the development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the developed features will be completed and used for their intended function. Capitalization ceases when the project is substantially complete and the developed features are ready for their intended use, including the completion of all significant testing. Costs related to preliminary project activities, post implementation operating activities and system maintenance are expensed as incurred.

Capitalized software development costs are included in intangible assets and amortized over three years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of capitalized software development costs are reported within Amortization of Intangible Assets in our consolidated statement of operations.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Amortization of Intangible Assets
Amortization of intangible assets consists of amortization of customer lists, trademarks, technology acquired in business combinations and capitalized software development costs. Amortization expense is recognized on a straight-line basis over their estimated useful lives.
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

Each period, the Company analyzes whether it is more-likely-than-not that tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information and considers that all years remain subject to examination in the US due to historical operational losses. When differences exist between tax positions taken in a tax return and amounts meeting the more-likely-than-not threshold, the company will record an uncertain tax position, resulting in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense. As of December 31, 2025, the Company has no uncertain tax positions. See Note 12 for additional information.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s consolidated statement of operations. The held-to-maturity securities balance and fair market value at December 31, 2025 and 2024 were $30,263 and $30,281, and $108,757 and $108,832, respectively. The held-to-maturity securities gross unrealized holding gain at December 31, 2025 and 2024 were $18 and $75, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2. See “ – Fair Value Measurements” within Note 2 for additional information.
Accounts Receivable and Allowances for Expected Credit Losses
Accounts receivable consists principally of amounts due from customers which are primarily large institutional healthcare providers, including hospitals and transplant centers, that are generally provided customary payment terms. Accounts receivable are stated at amortized cost, net of an allowance for expected credit losses.
The allowance for expected credit losses on receivables is used to present accounts receivable at an amount that represents the Company’s estimate of the consideration to which it expects to be entitled for amounts recognized as revenue. The allowance represents management’s estimate of expected credit losses over the contractual life of the receivables, including losses that are considered remote, and reflects expected recoveries of amounts previously written-off. The allowance is determined based on a combination of specific evaluation of individual receivables and an analysis of historical loss experience for receivables with similar risk characteristics, adjusted for current conditions and reasonable and supportable forecasts, as applicable.
The Company has historically not experienced significant credit losses on its receivables. The Company generally does not require customers to provide collateral for purchases. During the year ended December 31, 2025, the Company recorded an allowance for credit losses of $1,066 related to trade receivables acquired in the Keystone acquisition, which reflects an acquisition-date fair value adjustment in accordance with the Company’s policy for potential uncollectible accounts in new acquisitions. No allowance for expected credit losses was recorded during the year ended December 31, 2024.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance, prepayments to aircraft operators inventory and contingent consideration asset related to the sale of the Passenger business. Prepaid insurance costs are amortized on a straight-line basis over the related coverage periods.
Inventory consists of finished goods and is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. The Company reviews inventory for excess or obsolescence and records write-downs to net realizable value when necessary. Inventory write-downs, if any, are included in cost of revenue.

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Contingent consideration asset related to sale of business	$12,550	$—
Prepaid expenses	7,182	4,167
Other current assets	5,007	509
	$24,739	$4,676

Property and Equipment, Net
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Residual values estimated for aircraft are approximately 10% of the original purchase price. Expenditures that increase the value or productive capacity of assets are capitalized,

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

and maintenance and repair are expensed as incurred (see below under Aircraft Maintenance and Repairs). Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset.

	Useful Life (in years)	December 31, 2025	December 31, 2024
Aircraft, engines and related rotable parts (1)	2 - 20	$32,454	$27,206
Vehicles (1)	5	4,078	2,648
Leasehold improvements (2)	Shorter of useful life or life of lease	835	734
Furniture and fixtures (2)	5	391	401
Technology equipment (2)	3	64	50
Medical equipment and other machinery (1)	5	4,908	—
Total property and equipment, gross		42,730	31,039
Less: Accumulated depreciation		(6,286)	(2,574)
Total property and equipment, net		$36,444	$28,465
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within selling, general and administrative expense.
For the years ended December 31, 2025 and 2024, the Company recorded depreciation expense for property and equipment of $4,296 and $2,000, respectively. For the year ended December 31, 2025, the Company disposed of $2,695 in property and equipment and likewise wrote off previously recognized accumulated depreciation of $540. The $2,695 of property and equipment disposed of during the year ended December 31, 2025 primarily relates to the impairment of an airframe, which was written down by $2,073, the write down was offset by $418 worth of associated spare parts for future use, which were reclassified on the consolidated balance sheet as Prepaid expenses and other current assets. For the year ended December 31, 2024, the Company disposed of $107 in property and equipment and likewise wrote down previously recognized accumulated depreciation of $58.

Aircraft Maintenance and Repairs

Unscheduled aircraft maintenance and repairs are expensed as incurred, scheduled maintenance and repairs occurring at intervals of two or more years are capitalized and depreciated over the period between these intervals.

Business Combinations and Contingent Consideration
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). Under this method, the Company recognizes the identifiable assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The fair value of consideration transferred is allocated to the net tangible and identifiable intangible assets acquired, with the excess recorded as goodwill.

The fair value of acquired intangible assets is generally determined using income-based valuation approaches, including the multi-period excess earnings method or relief-from-royalty method, depending on the nature of the assets. Management’s estimates of fair value are based on assumptions believed to be reasonable, including projected revenue growth rates, profitability margins, customer attrition rates, royalty rates, contributory asset charges, tax rates, and discount rates, as applicable. These estimates and assumptions are inherently uncertain and subject to refinement, and actual results may differ from those estimates.

During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to provisional amounts recognized for assets acquired and liabilities assumed, with a corresponding adjustment to goodwill. Upon the measurement period’s conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations in the period they are identified. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not

STRATA CRITICAL MEDICAL, INC.
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

See Note 4 for additional information.

Intangibles Assets, Net

The Company has finite-lived intangible assets and goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized but are reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset may be impaired. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in “Amortization of intangible assets” on the Company’s consolidated statement of operations. See Note 6 for additional information.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as customer lists and trademarks. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined through various valuation techniques, including estimated discounted cash flows expected to be generated from the long-lived asset and pricing information on comparable market transactions, unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods.

See Note 6 for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company evaluates its reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach.

The Company has determined that there are two reporting units for the purpose of conducting its goodwill impairment assessment, which align with its reportable segments. In testing goodwill for impairment, the Company may elect to begin with a qualitative assessment (commonly referred to as "Step 0") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit by considering both guideline transaction multiples (a market approach) and projected discounted future cash flows (an income approach) and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, future economic and market conditions, and the determination of appropriate revenue multiples. If the carrying

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations.
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
Leases are recorded on the balance sheet as ROU assets and lease liabilities. They are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses” (air and ground hubs and offices) and “Cost of revenues” (aircraft leases embedded within certain capacity purchase agreements). As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

When available, the Company uses the rate implicit in the lease to determine the present value of lease payments. As most leases do not provide a readily determinable implicit rate, the Company uses its estimated incremental borrowing rate at lease commencement, representing the rate it would incur to borrow, on a collateralized basis, an amount equal to the lease payments over the lease term.

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

See Note 8 for additional information.

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. See Notes 15 and 16 for additional information.

STRATA CRITICAL MEDICAL, INC.
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

The Company measures its cash and cash equivalents at fair value using Level 1 inputs, which are based on quoted market prices. Other financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, are carried at historical cost. Due to their short-term nature, the carrying amounts of these instruments approximate their fair values as of December 31, 2025 and 2024.
Concentrations
Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit
Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

Three customers, each operating under separate contractual arrangements and collectively representing approximately 11% and 15% of the Company’s revenues for the years ended December 31, 2025 and 2024, respectively, are affiliated with the same national hospital group.
No customers accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2025. One customer accounted for 11% of the Company’s outstanding accounts receivable as of December 31, 2024.

Major Vendors

One vendor accounted for 17% of the Company’s purchases from operating vendors for the year ended December 31, 2025. Two vendors accounted for 18% and 12%, respectively, of the Company’s purchases from operating vendors for the year ended December 31, 2024.

One vendor accounted for 12% of the Company’s outstanding accounts payable as of December 31, 2025. Two vendors accounted for 24% and 21%, respectively, of the Company’s outstanding accounts payable as of December 31, 2024.
Recently Issued Accounting Standards - Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

prospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this ASU for its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The adoption of this ASU impacted disclosures only and was applied prospectively. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 12 for additional information.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 3 – Revenue
Disaggregated Revenue
Company disaggregates revenue from contracts with customers by service category, as management believes this presentation best depicts how the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below:

	For the Years Ended
	December 31, 2025	December 31, 2024
Logistics
Logistics	$176,793	$146,817
Clinical
Transplant clinical	$8,964	$—
Other clinical	11,384	—
Total Clinical	$20,348	$—

Total Revenue	$197,141	$146,817
Note 4 – Acquisitions

Acquisition of Keystone Perfusion Services, LLC.

On September 16, 2025, the Company acquired 100% of the equity interests in Keystone, an organ recovery and normothermic regional perfusion service provider to the transplant industry, for the following upfront payments: cash $111,324 (comprised of $66,985 paid directly to the seller and $44,339 directed by the seller to other parties on the close date) and 3,434,609 shares (valued at $16,828 based on the closing date share price) of which 1,717,303 shares are held in escrow.

The purchase price is subject to final adjustment, upward or downward by up to $12,400, based on Keystone’s actual 2025 adjusted EBITDA performance, with the adjustment to be determined by March 2026. In addition, total potential earn-out payments of up to $23,000 in the aggregate for the three-year period from 2026 through 2028 may be made, contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement). Acquisition-related costs totaling $2,049 were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025. Keystone is a wholly-owned subsidiary of the Company and the results of Keystone for the period from September 16, 2025 (“acquisition date”) to December 31, 2025 are included in the consolidated financial statements.

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

The Company accounted for the $8,414 value of shares in escrow as a liability on the consolidated balance sheet. As of December 31, 2025 and the acquisition date, the contingent equity consideration was estimated to be $8,414. The shares in escrow are classified as a liability rather than equity because the Company remains the beneficial owner of the shares while they are held in escrow, with voting rights and dividends retained by the Company, and their release depends on Keystone’s future financial performance. The contingent equity consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s consolidated statements of operations, until settlement in the first quarter of 2026, when determination of the 2025 EBITDA earn-out will finalize the contingency and end remeasurement.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Contingent Considerations

The Company is required to calculate fair value of contingent considerations on each balance sheet date which will be subsequently remeasured at each reporting date with changes in fair value recognized in earnings on the Company’s consolidated statements of operations. Refer to Note 16 for additional information.

As of the acquisition date, the net contingent considerations was estimated to be a liability of $700 comprised of the following: the fair value of the potential purchase adjustment (an upward or downward adjustment by up to $12,400 to be settled by March 2026) was determined to be a $2,725 receivable, and the fair value of the potential earn-out payments of up to $23,000, contingent upon Keystone’s achievement of gross profit targets in each of the years 2026 to 2028, was determined to be a $3,425 payable. As of December 31, 2025, the net contingent considerations was estimated to be a liability of $658 comprised of the following: the fair value of the potential purchase adjustment was determined to be a $3,967 receivable, and the fair value of the potential earn-out payments was determined to be a $4,625 payable.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included a preliminary estimate of identifiable intangible assets of $41,700. At the time of acquisition, the Company recognized an asset for a preliminary estimate of goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $72,670. Goodwill primarily reflects expected revenue and cost synergies from expansion into additional medical services, the strategic benefit of offering a comprehensive suite of transplant solutions, and the value of the assembled workforce and their industry expertise. The acquisition is considered a taxable business combination, and goodwill is deductible for tax purposes.

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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Cash paid directly to seller (1)	$66,985
Equity consideration	8,414
Equity consideration in escrow	8,414
Contingent considerations (2)	700
Total purchase consideration	$84,513

Assets acquired:
Cash	$450
Accounts receivable	10,611
Prepaid expenses and other current assets	3,686
Property and equipment, net	4,996
Identifiable intangible assets	41,700
Other non-current assets	10
Total identifiable assets acquired	61,453

Liabilities assumed:
Acquiree liabilities settled by the buyer in cash on close date (3)	44,339
Accounts payable and accrued expenses	4,630
Deferred revenue	641
Total liabilities assumed	49,610

Net assets acquired	11,843
Goodwill	72,670
Total consideration	$84,513
(1) Includes a post-close net working capital and gross-up adjustment of $1,361 paid in the fourth quarter of 2025.
(2) Comprised of the 2026 to 2028 gross profit earn-out payments of $3,425 net of purchase price final adjustment of $2,725 following the determination of Keystone’s final 2025 adjusted EBITDA.
(3) Seller transaction expenses paid in cash by the Company at closing to third parties at the direction of the seller.

A preliminary assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Customer list	10	$31,900
Trademarks	10	8,800
Developed technology	3	1,000
Total identifiable intangible assets		$41,700

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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had Keystone been acquired on January 1, 2024. The pro forma results for the periods below include adjustments to amortization expense for the intangible assets and elimination of intercompany transactions between Strata and Keystone that were incurred prior to the acquisition. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the Keystone acquisition actually occurred on January 1, 2024 or of the results of our future operations of the consolidated business.

	For the Years Ended
	December 31, 2025	December 31, 2024
Reported revenue	$197,141	$146,817
Impact of Keystone	45,887	42,351
Pro forma revenue	$243,028	$189,168

Reported loss from continuing operations before income taxes	$(20,066)	$(16,161)
Impact of Keystone (1)	4,064	326
Pro forma loss from continuing operations before income taxes	$(16,002)	$(15,835)
(1) Includes $3,182 and $4,493 for the years ended December 31, 2025 and 2024, respectively, of amortization expense related to identifiable intangible assets recognized as part of the Keystone acquisition. Excludes, for the year ended December 31, 2025, $38,695 of transaction-related change-in-control bonuses and $3,044 of pre-acquisition profit-sharing arrangements, the transaction-related change-in-control bonuses were incurred by Keystone and funded with the acquisition proceeds. For the year ended December 31, 2024, excludes approximately $1,851 of pre-acquisition profit-sharing arrangements incurred by Keystone.
Acquisitions 2024
Acquisition of CJK Enterprises, Inc.
On September 26, 2024, the Company through its wholly-owned subsidiary, Trinity Air Medical, LLC (“Trinity”), completed an Asset Purchase Agreement (“APA”) to acquire certain assets and liabilities of CJK Enterprise, Inc. (“CJK”) for a total purchase price of $2,230 in cash. CJK specializes in providing ground transportation services for physicians and transplant organs in the New York Tri-State area. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805. Acquisition-related costs totaling $37 were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. The results of CJK from September 26, 2024 (“acquisition date”) to December 31, 2024 are included in the Logistics segment.

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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The purchase price was allocated as follows:

Property and equipment, net	$18
Operating right-of-use asset	137
Total identifiable assets acquired	155
Operating lease liability	137
Total liabilities assumed	137
Net assets acquired	18
Goodwill	2,212
Total consideration	$2,230

The pro forma impact of the acquisition was not material to our historical consolidated operating results and is therefore not presented.
Note 5 – Discontinued Operations

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

At closing, the Company received consideration valued at approximately $75,357 (based on Joby Aviation’s closing stock price of $14.15 on August 29, 2025), after giving effect to pre-closing adjustments. The consideration consisted of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares for net proceeds of $70,163. The Company may also receive up to an additional $35,000, payable in cash or Buyer Shares at Joby Buyer’s election, upon the achievement of certain financial performance and employee retention targets within 12 and 18 months, respectively, following the closing, as well as the release of up to $10,000 in indemnity holdbacks. At closing, the estimated fair value of the contingent consideration for retention and earn-out and indemnity holdbacks is $27,825 and $8,400, respectively. As of December 31, 2025, the estimated fair value of the contingent consideration for retention and earn-out and indemnity holdbacks is $27,700 and $8,700, respectively. The fair value of the contingent consideration earn-out was determined using a probability-weighted discounted cash flow analysis based on internal projections of the adjusted EBITDA achieved by the Passenger business.

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

As of August 29, 2025, the aggregate fair value of the Earn-out PSUs and time-based awards was $13,892, comprising $4,000 for the Earn-out PSUs and $9,892 for the time-based awards. As of December 31, 2025, the aggregate fair value of the Earn-out PSUs and time-based awards was $15,138, comprising $4,250 for the Earn-out PSUs and $10,888 for the time-based awards.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

•The Earn-out PSUs were valued using a risk-neutral Monte Carlo simulation model that simulates risk-adjusted EBITDA outcomes and correlated stock-price paths, incorporating market inputs such as the Company’s stock price, volatility, risk-free rates, and credit-adjusted discount rates.

•The time-based awards were valued at the Company’s closing stock price at closing and at December 31, 2025 of $4.37 and $4.81, respectively, multiplied by the number of RSUs, adjusted for the probability of the retention earn-out being achieved. As of the closing date and as of December 31, 2025, management considered payment of the full retention earn-out probable, and therefore applied the stock price to all awards in determining fair value.

Because the former executive is no longer providing services to the Company as of the sale date, the awards are accounted for as nonemployee awards. The related compensation expense recognized in discontinued operations reflects the $13,892 fair value of the modified awards. The awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. The awards will continue to be remeasured at fair value each reporting period until settlement, with any subsequent changes in fair value recognized in continuing operations. (Refer to Note 10 for additional information on the award modification).

The fair value measurements related to the earn-out awards and contingent consideration are classified as Level 3 within the fair-value hierarchy due to the use of unobservable inputs. The Company will assess changes in these fair values at each reporting date, with any adjustments recognized in earnings in the period identified. (Refer to Note 16 for additional information.)

The following table summarizes the results of operations of the Passenger business which are presented as discontinued operations:

	For the Years Ended
	December 31, 2025	December 31, 2024
Revenue	$76,556	$101,876
Cost of revenue	53,673	75,998
Gross Profit	22,883	25,878

Operating expenses:
Selling, general and administrative	17,144	35,551
Amortization of intangible assets	759	1,728
Total operating expenses	17,903	37,279

Operating income (loss)	4,980	(11,401)
Interest expense	(131)	—
Gain on sale and disposal of discontinued operations	56,996	—
Income (loss) from discontinued operations before income taxes	61,845	(11,401)
Income tax (benefit) on discontinued operations	432	(255)
Net income (loss) from discontinued operations	$61,413	$(11,146)
The tax expense for the year ended December 31, 2025 was attributable to the sale of the Passenger business. The tax was driven by limitations on the utilization of US federal net operating losses, as well as limitations and insufficient loss carryforwards in certain state and local jurisdictions. US federal net operating losses generated in periods beginning on or after January 1, 2018 can only be offset up to 80% of taxable income. Certain state and local jurisdictions provide for similar limitations. The tax benefit in the year ended December 31, 2024 was attributed entirely to Blade Monaco.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents depreciation and amortization, capital expenditures and other non-cash operating activities of the discontinued operations related to the Passenger business:

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	For the Years Ended
	December 31, 2025	December 31, 2024
Depreciation and amortization	$1,285	$2,704
Capital expenditures	296	1,615
Stock-based compensation	874	1,524
Gain on sale of Passenger business	56,996	—

The following table summarizes the major classes of assets and liabilities which represent only those related to the Passenger business, classified as held for sale presented as discontinued operations at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$—	$2,306
Restricted cash	—	1,006
Accounts receivable, net	—	1,769
Prepaid expenses and other current assets	—	6,071
Property and equipment, net	—	2,453
Intangible assets, net	—	5,689
Goodwill	—	25,510
Operating right-of-use asset	—	6,044
Other non-current assets	—	1,319
Total assets of discontinued operations	$—	$52,167

Accounts payable and accrued expenses	$—	$3,546
Deferred revenue	—	6,656
Operating lease liability, current	—	2,622
Operating lease liability, long-term	—	3,682
Deferred tax liability	—	185
Total liabilities of discontinued operations	$—	$16,691

During the third quarter of 2025 after meeting the criteria to be classified as held for sale, the Company performed impairment analyses and included goodwill in the carrying amount of the Passenger business disposal group and no impairment losses were identified. Refer to Note 6 for additional information. During the reporting period that the Passenger business disposal group was classified as held for sale, the Company assessed whether the fair value less cost to sell were less than the carrying value of the disposal group, and concluded it was not.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 6 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill are as follows:

Goodwill balance, January 1, 2024	$13,328
Additions (1)	2,212
Goodwill balance, December 31, 2024	$15,540
Additions (1)	72,670
Goodwill balance, December 31, 2025	$88,210
(1) Additions represent goodwill associated with the acquisition of CJK and Keystone during 2024 and 2025, respectively. See Note 4 for additional information.

The goodwill balance presented above relates to continuing operations and arise from the Trinity Acquisition, the CJK Acquisition and the Keystone Acquisition on September 16, 2025.
Intangible Assets
The following table presents information about the Company’s intangible assets as of:

		December 31, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer list (1)	3-10 years	$42,500	$(5,382)	$37,118	$10,600	$(3,533)	$7,067
Trademarks (1)	6-10 years	9,800	(938)	8,862	1,000	(556)	444
Developed technology (1)	3 years	2,167	(645)	1,522	726	(273)	453
Total		$54,467	$(6,965)	$47,502	$12,326	$(4,362)	$7,964
(1) Includes intangible assets recognized in connection with the Keystone and Trinity acquisitions. Developed technology also includes capitalized internal-use software development costs.

For the years ended December 31, 2025 and 2024, amortization of finite-lived intangible assets was $2,604 and $1,258, respectively.
As of December 31, 2025, the estimated amortization expense of finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
2026	$5,914
2027	5,801
2028	5,437
2029	5,116
2030	5,116
Thereafter	20,118
Total	$47,502
Note 7 – Other Non-Current Assets

Other non-current assets consisted of the following:

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Contingent consideration for retention related to sale of business	$15,150	$—
Indemnity holdback related to sale of business	8,700	—
Other	167	118
	$24,017	$118
Note 8 – Operating Right-of-Use Asset and Operating Lease Liability
Strata’s operating leases consist of offices, vehicles and aircraft leases that are embedded within certain CPAs. Upon meeting certain criteria as stated in ASC 842 Leases (“ASC 842”), the lease component of a CPA would be accounted for as an embedded lease, with a corresponding balance included in the operating ROU asset and lease liability.
During the year ended December 31, 2025, lease activity under ASC 842 included the following:

Effective in April 2025, an existing CPA for one aircraft was restated and amended to provide for a three-year term ending April 30, 2028. As a result, the Company recorded an additional ROU asset and corresponding lease liability of $592. Under the amended CPA, if the agreement expires or is terminated for cause, the flight-hour guarantee is prorated through the termination date. Additionally, Strata has the right to immediately terminate the agreement without penalty if a governmental authority imposes travel restrictions.

See Note 14, “Commitments and Contingencies”, for additional information about our capacity purchase agreements.
Balance sheet information related to the Company’s leases is presented below:

	December 31, 2025	December 31, 2024
Operating leases:
Operating right-of-use asset	$3,107	$2,831
Operating lease liability, current	652	682
Operating lease liability, long-term	2,655	2,336

The following provides details of the Company’s lease expense:

	Year Ended December 31,
	2025	2024
Lease cost:
Short-term lease cost	$338	$404
Operating lease cost - Selling, general and administrative	849	584
Operating lease cost - Cost of revenue (1)	274	717
Total	$1,461	$1,705
(1) Operating lease costs related to aircraft leases that are embedded within CPAs.

Other information related to leases is presented below:

December 31, 2025
Weighted-average discount rate – operating lease	7.70%
Weighted-average remaining lease term – operating lease (in years)	4.9

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$897	$820

As of December 31, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Year Ended December 31
2026	$880
2027	864
2028	677
2029	578
2030	595
Thereafter	392
Total future minimum lease payments, undiscounted	3,986
Less: Imputed interest for leases in excess of one year	(679)
Present value of future minimum lease payments	$3,307
Note 9 – Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Share-based payment liability-classified related to sale of business	$15,138	$—
Contingent consideration - Keystone acquisition	4,625	—
Other	2,310	—
	$22,073	$—
Note 10 – Stock-Based Compensation
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

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The maximum number of shares of our common stock that can be made available for awards under the 2021 Plan (the “Absolute Share Limit”) automatically increases on the first day of each fiscal year by the lesser of (a) 4,653,484 shares of common stock, (b) 5% of the total number of shares of common stock outstanding on the last year of the immediately preceding fiscal year and (c) a lower number of shares of common stock as determined by our Board of Directors. The Absolute Share Limit is also automatically increased by any shares of common stock underlying awards outstanding under the Fly Blade, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) that, on or after the effective date of the 2021 Plan, expire or are canceled, forfeited, terminated, settled in cash or otherwise settled without issuance to the holder. Pursuant to the annual automatic increase feature of the 2021 Plan, our Board of Directors approved an increase to the Absolute Share Limit of 4,335,109 shares, effective January 1, 2026. As of January 1, 2026, these were a total of 14,598,281 shares available for issuance under the 2021 Plan (assuming the achievement of the target performance level for all outstanding equity awards subject to performance-based vesting conditions).
Stock Option Awards
All of the outstanding stock options awards are fully vested. For the year ended December 31, 2025, there have been no stock option awards granted under the 2021 Plan (as defined above).

Following is a summary of stock option activities for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2025	5,124,516	$0.19	$0.23	3.0
Exercised	(2,188,268)	0.19	0.12		$7,084
Forfeited	(40,040)	0.25	0.17
Outstanding – December 31, 2025	2,896,208	$0.19	$0.32	3.0	$13,390
Exercisable as of December 31, 2025	2,896,208	$0.19	$0.32	3.0	$13,390
Restricted Stock Units

During the year ended December 31, 2025, the Company granted 2,600,554 restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and service providers and 3,366,574 performance-based (tied to multi-year financial targets) restricted stock units (“PSUs”) granted to named executive officers and key employees under the Plan (as defined above), for an aggregate of 5,967,128.
The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.
The PSUs granted during the year ended December 31, 2025 are tied to multi-year financial targets. The PSUs granted in March 2025 have a three-year service period ending on December 31, 2027 and a grant-date fair value of $3.01 per share, while the PSUs granted in August 2025 have a performance period ending September 30, 2028 and a grant-date fair value of $4.37 per share. These awards vest based on the achievement of specified Adjusted EBITDA and Free Cash Flow targets, subject to the executives continued service through the applicable performance period. Each PSU represents the right to receive one share of the Company’s common stock.

Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met. The estimate of the number of awards expected to vest is reassessed each reporting period.

Modification of Awards in Connection With Passenger Business Sale

In connection with the sale of the Company’s Passenger business completed on August 29, 2025, all equity awards held by the former Chief Executive Officer were modified. Because the new awards relate to the disposed business and no further service is provided to the Company, the associated compensation costs were included within discontinued operations. Refer to Note 5 for additional information regarding the modification and valuation of these awards. In addition, the modification

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

resulted in a credit of $2,873 representing the reversal of previously recognized expense on unvested awards. This credit was included in continuing operations as it relates to services provided by the former Chief Executive Officer prior to his transfer to Joby Buyer.

Following is a summary of restricted stock unit activities for the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2025	9,286,110	$4.10
Granted - RSUs	2,600,554	3.35
Granted - PSUs	3,366,574	3.49
Vested	(4,284,863)	4.07
Forfeited	(1,222,395)	3.71
Non-vested – December 31, 2025 (1)	9,745,980	$3.84
(1) 4,029,328 are PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company as discussed above. Includes 2,950,219 awards (RSUs and PSUs) held by the Company’s former Chief Executive Officer that were modified in connection with the sale of the Passenger business. The modification changed the vesting conditions but did not affect the number of awards outstanding. See Note 5 for additional information.
As of December 31, 2025, unamortized stock-based compensation costs related to restricted share arrangements (RSUs and PSUs) was $17,225 and will be recognized over a weighted average period of 1.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the consolidated statements of operations is summarized as follows:

	For the Years Ended
	2025	2024
Selling, general and administrative expense (1)	$16,958	$18,471
(1) Year ended 2025 includes a credit of $2,873 due to the modification of awards as described above.
Note 11 – Segment and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision makers (“CODM”) and is used in resource allocation and performance assessments.

The Company has identified two operating and reportable segments – Logistics and Clinical. Our co-Chief Executive Officers, who serve as the CODMs, regularly review discrete financial information for these two reportable segments. Beginning in the fourth quarter of 2025, following the integration of Keystone, management updated its segment reporting to reflect how the CODMs evaluate operating performance and allocate resources across the Logistics and Clinical segments, and Gross Profit is the measure of segment performance used by the CODMs. The CODMs consider budget-to-actual variances and year-over-year changes in Gross Profit when making resource allocation decisions across our segments. Gross Profit reflects the operational efficiency and core results of our segments, independent of tax implications and non-operational financial factors. Assets are managed on an entity-wide basis and are not allocated to or reviewed at the reportable segment level. Accordingly, the Company does not report asset information by segments.

The following table reflects certain financial data of the Company’s reportable segments and includes the reconciliation to net income (loss) from continuing operations before income taxes.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	For the Years Ended
	December 31, 2025	December 31, 2024
Logistics:
Revenue	$176,793	$146,817
Cost of revenue	140,162	117,228
Gross profit	$36,631	$29,589
Clinical:
Revenue	$20,348	$—
Cost of revenue	15,853	—
Gross profit	$4,495	$—
Consolidated:
Revenue	$197,141	$146,817
Cost of revenue	156,015	117,228
Gross profit	$41,126	$29,589

Reconciliation:
	For the Years Ended
	December 31, 2025	December 31, 2024
Gross profit	$41,126	$29,589
Less:
Selling, general and administrative	60,875	50,856
Amortization of intangible assets	2,604	1,258
Operating loss from continuing operations	(22,353)	(22,525)
Less:
Interest income	4,241	7,214
Change in fair value of warrant liabilities	4,278	(850)
Change in fair value of assets and other liabilities	(1,037)	—
Realized loss from sales of short-term investments	(5,195)	—
Loss from continuing operations before income taxes	$(20,066)	$(16,161)

	December 31, 2025	December 31, 2024
Goodwill
Logistics	$15,540	$15,540
Clinical	72,670	—
Total Goodwill	$88,210	$15,540

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 12 – Income Taxes

The components of loss from continuing operations before income taxes were:

	For the Years Ended
	December 31, 2025	December 31, 2024
United States	$(20,066)	$(16,161)

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

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31, 2025
	Amount	Percent
Loss from continuing operations before income taxes	$(20,066)

U.S. federal statutory tax rate	(4,214)	21.0%
Changes in valuation allowances	2,750	(13.7)%
Nontaxable or nondeductible items:
Warrant liability	(898)	4.5%
Executive compensation	2,149	(10.7)%
Other	213	(1.1)%
Effective tax rate	$—	—%
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

For the Year Ended December 31, 2024
U.S. federal statutory tax rate	21.0%
State & local income taxes, net of federal income tax effect	(4.3)%
Executive compensation	(9.6)%
Equity compensation	(16.7)%
Other	0.5%
Changes in valuation allowances	9.1%
Effective tax rate	—%

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$22,447	$22,552
Stock-based compensation	449	243
Capitalized research expenses	—	2,318
Research and development credits	978	981
Operating lease liability	891	2,492
Accrued expenses	680	772
Other	130	704
Total deferred tax assets	25,575	30,062

Deferred tax liabilities:
Property and equipment	(1,715)	(422)
Amortization of intangibles	(1,629)	(1,589)
Sale of passenger business	(2,501)	—
Operating right-of-use asset	(837)	(2,370)
Total deferred tax liabilities	(6,682)	(4,381)
Total net deferred tax assets, before valuation allowance	18,893	25,681

Less: valuation allowance	(19,241)	(25,681)
Deferred tax liabilities, net of valuation allowance	$(348)	$—

The amounts of cash income taxes paid by the Company were as follows:

For the Year Ended December 31, 2025
Federal	$—
State
Minnesota	83
All other states	4
Income taxes, net of amounts refunded	$87
As of December 31, 2025, the Company has a valuation allowance of approximately $19,241 against the net deferred tax assets, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, jurisdictional netting and past financial performance. As of December 31, 2025 and 2024, based upon the consideration of such evidence, management believes a full valuation allowance against net deferred tax assets is warranted.

The valuation allowance recorded by the Company as of December 31, 2025 resulted from uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for US federal and state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded. The Company's valuation allowance decreased by $6,440.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company’s net deferred tax liability of $348 is what is commonly referred to as a "naked credit" or "hanging credit". A naked credit exists when a Company is subject to a valuation allowance and maintains a deferred tax liability that cannot be considered as a source of future taxable income for valuation allowance purposes, either because its reversal is indefinite in nature or otherwise. The result of a naked credit is a deferred tax liability that remains on the balance sheet. In future years, if the naked credit can be offset by deferred tax assets, the reversal will be recorded as a benefit through the profit and loss statement. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when the “more likely than not” criteria is satisfied.

As of December 31, 2025, the Company has approximately $78,783 of gross US federal and $93,638 of gross US state and local net operating loss carryforwards. The US federal, state and city net operating losses begin to expire in the year 2035. Federal net operating losses incurred in tax year 2018 and beyond do not expire. The Company has $66,665 of federal net operating losses with an indefinite life. The Company's net operating losses in Canada, France and Monaco were disposed of in connection with the sale of the passenger business.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study and has determined multiple changes in ownership as defined by IRC Section 382 of the Internal Revenue Code of 1986, did occur in December 2017, February 2018, and May 2021. Based on the Company having undergone multiple ownership changes throughout its history, $3,304 of gross federal net operating losses are unavailable and will become available through 2037.

The Company files tax returns in the U.S. federal and various US state and local jurisdictions and is subject to examination by tax authorities. The Company has reported US net operating losses dating back to inception. The IRS may examine records from the year a loss occurred when a net operating loss is applied. Thus, the Company is subject to U.S. federal income tax examinations for all years. The statute in other jurisdictions is generally 3-4 years.
Note 13 – Earnings per Common Share
The Company has granted restricted stock awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share (“EPS”) calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and non vested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

A reconciliation of net income (loss) and common share amounts used in the computation of basic and diluted income (loss) per common share is presented below.

	Year Ended December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(20,066)	$(16,161)
Net income (loss) from discontinued operations	61,413	(11,146)
Net income (loss)	$41,347	$(27,307)

Denominator:
Total weighted-average common shares outstanding	82,092,345	77,499,423

Basic and diluted earnings (loss) per share
Continuing operations	$(0.24)	$(0.21)
Discontinued operations	0.75	(0.14)
Total basic and diluted earnings (loss) per share	$0.50	$(0.35)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per common share for the years ended December 31, 2025 and 2024 because the effect of their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Warrants to purchase shares of common stock	14,166,644	14,166,644
Options to purchase shares of common stock	2,896,208	5,124,516
Restricted shares of common stock	9,745,980	9,286,110
Outstanding earn-out shares (1)	1,717,303	—
Total potentially dilutive securities	28,526,135	28,577,270
(1) Pursuant to the Company's acquisition of Keystone, 1,717,303 shares were included in the 86,702,183 issued and outstanding shares as of December 31, 2025 and transferred to an escrow agent at the close of the acquisition. Although these shares are legally issued and outstanding, they are excluded from the weighted average shares outstanding calculation because they are contingently returnable based on the final determination of Keystone’s 2025 final Adjusted EBITDA, as discussed above.
Note 14 – Commitments and Contingencies
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
As of December 31, 2025, the Company has total remaining unfulfilled obligations of $2,649 for the year ending December 31, 2026. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as included in the operating right-of-use asset and lease liability.

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. Other than described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of December 31, 2025, management believes, after considering a number of factors, including (but not limited to) the information currently

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

In February 2024, two putative class action lawsuits relating to the acquisition of Blade Urban Air Mobility, Inc. (“Old Blade”) were filed in the Delaware Court of Chancery. On April 16, 2024, these cases were consolidated under the caption Drulias et al. v. Affeldt, et al., C.A. No. 2024-0161-SG (Del. Ch.) (“Drulias”). Plaintiffs assert claims for breach of fiduciary duty and unjust enrichment claims against the former directors of Experience Investment Corp. (“EIC” and such directors, the “EIC Directors”), the former officers of EIC, and Experience Sponsor LLC (“Sponsor”), and aiding and abetting breach of fiduciary duty claim against Sponsor. The operative complaint alleges, amongst other things, that the proxy statement related to the acquisition of Old Blade insufficiently disclosed EIC’s cash position, Old Blade’s value prospects and risks, and information related to Old Blade’s chief executive officer, who was also the Company’s former chief executive officer. The consolidated complaints seek, among other things, damages and attorneys’ fees and costs. Litigation is ongoing. On December 16, 2025, the parties entered into a Stipulation of Settlement to fully resolve the matter, subject to certain customary conditions including Court approval. The Company made the settlement payment in December 2025 into escrow.
Note 15 – Warrant Liabilities
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

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. See Note 16 – Fair Value Measurements for additional information.

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

STRATA CRITICAL MEDICAL, INC.
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
Note 16 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2025	December 31, 2024
Assets
Money market fund (1)	1	$23,111	$13,751
Contingent consideration asset related to sale of business (2)	3	27,700	—
Indemnity holdback related to sale of business (2)	3	8,700	—
Total assets at fair value		$59,511	$13,751

Liabilities
Warrant liabilities - Public Warrants	1	$990	$3,758
Warrant liabilities - Private Warrants	2	540	2,050
Share-based payment liability-classified related to sale of business (3)	3	15,138	—
Equity consideration in escrow and contingent consideration - Keystone acquisition (4)	3	9,072	—
Total liabilities at fair value		$25,740	$5,808
(1) As of December 31, 2025 and 2024, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.
(2) Contingent consideration and indemnity holdback related to sale of business, presented under “Prepaid expenses and other current assets” and “Other non-current asset” in the consolidated balance sheets, was established during the period ended September 30, 2025. Refer to Note 5 for additional information. Changes in fair value of these items during the year totaled $167 of income and were recognized within “Change in fair value of other liabilities”, in the consolidated statement of operations.
(3) Share-based payment liability-classified, presented under “Other Non-Current Liabilities” in the consolidated balance sheets, was established during the period ended September 30, 2025. Refer to Note 5 for additional information. Changes in fair value of these items during the year totaled $1,246 of expense and were recognized within “Change in fair value of other liabilities”, in the consolidated statement of operations.
(4) Equity consideration in escrow and contingent consideration is presented under “Accounts payable and Accrued Expenses” and “Other Non-Current Liabilities” as applicable, in the consolidated balance sheets, was established during the period ended September 30,

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

2025. Refer to Note 4 for additional information. Changes in fair value of these items during the year totaled $42 of income and were recognized within “Change in fair value of other liabilities”, in the consolidated statement of operations.
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
Subsequent Measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2024	$3,208	$1,750	$4,958
Change in fair value of warrant liabilities	550	300	850
Fair value as of December 31, 2024	$3,758	$2,050	$5,808
Change in fair value of warrant liabilities	(2,768)	(1,510)	(4,278)
Fair value as of December 31, 2025	$990	$540	$1,530
Note 17 – Stockholders' Equity

Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of December 31, 2025 or 2024.

Share Repurchase Program

On March 20, 2024, the Company announced that its Board had authorized a stock repurchase program. The repurchase program expired on March 31, 2025. There were no repurchases of any shares of common stock under the program during the period from January 1, 2025 through its expiration on March 31, 2025. The Company repurchased approximately $0.2 million of common stock during 2024 under this program.
Note 18 – Subsequent Events

On January 30, 2026, the Company entered into a secured asset-based revolving credit facility (the “ABL Facility”) pursuant to a Credit Agreement among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Facility provides for revolving borrowings of up to $30.0 million, subject to customary borrowing base limitations, and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other conditions. The ABL Facility matures on January 30, 2029.

STRATA CRITICAL MEDICAL, INC.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.00% or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the unused portion of the facility. The obligations under the ABL Facility are guaranteed by certain subsidiaries of the Company and are secured by a first-priority lien on substantially all eligible personal property of the loan parties, excluding owned aircraft. The ABL Facility is available for working capital and other general corporate purposes. As of the date of issuance of these consolidated financial statements, no funds had been drawn under the ABL Facility.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of December 14, 2020
2.2(2)	Share Purchase Agreement, dated as of May 18, 2022, by and among Blade Urban Air Mobility, Inc. and the Sellers party thereto
2.3(3)	Equity Purchase Agreement, dated as of August 1, 2025, among Blade Air Mobility, Inc., Trinity Medical Intermediate II, Inc., Blade Urban Air Mobility, Inc., Joby Aviation, Inc. and Joby Aero, Inc.
2.4(4)	Purchase and Sale Agreement, dated as of September 16, 2025, among Strata Critical, Inc., Keystone Perfusion Services, LLC, and other parties named therein, dated August 20, 2025
3.1(5)	Second Amended and Restated Certificate of Incorporation of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.)
3.2(6)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.)
3.3(6)	Amended and Restated Bylaws of Strata Critical Medical, Inc.
4.1*	Specimen Class A Common Stock Certificate of Strata Critical Medical, Inc.
4.2(7)	Specimen Warrant Certificate of Blade Air Mobility, Inc.
4.3(8)	Warrant Agreement, dated September 12, 2019, by and between Experience Investment Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent
4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(9)	Investor Rights Agreement, dated as of December 14, 2020
10.2(9)	Form of PIPE Subscription Agreement
10.3(10)
Credit Agreement, dated as of January 30, 2026, among Strata Critical Medical, Inc., Strata Critical, Inc., Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.4(10)
Pledge and Security Agreement, dated as of January 30, 2026, by and among Strata Critical Medical, Inc., Strata Critical, Inc., Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, and any additional entities which become parties thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent

10.5(9)	Fly Blade, Inc. 2015 Equity Incentive Plan+
10.6(11)	Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan+
10.7*	Form of Director and Officer Indemnification Agreement+
10.8(12)	Strata Critical Medical, Inc. Amended and Restated Change in Control Severance Plan+
10.9(12)	Strata Critical Medical, Inc. Flight Benefit Policy for Independent Directors, Co-Chief Executive Officers and Certain Other Officers†
10.10(13)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan+
10.11(14)	Restricted Stock Unit Award Agreement Pursuant to the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan (Double Trigger Vesting)+
10.12(15)	Form of Stock Option Agreement of Fly Blade, Inc.+
10.13(15)	Form of Restricted Stock Unit Award Agreement (Officer) of Blade Air Mobility, Inc.+
10.14(15)	Form of Restricted Stock Unit Award Agreement (Non-Officer) of Blade Air Mobility, Inc.+
10.15(16)	Form of Performance-Based Restricted Stock Unit Award Agreement of Blade Air Mobility, Inc.+
10.16(17)	Form of Performance-Based Restricted Stock Unit Agreement (EBITDA Earnout)+
10.17(17)	Form of Performance-Based Restricted Stock Unit Agreement (2025 Co-CEO)+
10.18*	Form of Restricted Stock Unit Award Agreement (Officer) of Strata Critical Medical, Inc.+
10.19*	Form of Restricted Stock Unit Award Agreement (Non-Officer) of Strata Critical Medical, Inc.+
10.20*	Form of Performance-Based Restricted Stock Unit Award Agreement of Strata Critical Medical, Inc.+
10.21(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc and N84UP LLC†
10.22(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N125XP LLC and M&N Equipment, LLC†

10.23(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by between N154RR LL and Aviation Bridge, LLC†
10.24(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N240V LLC and M&N Equipment, LLC†
10.25(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between Atlas Jet, Inc., and N682D LLC†
10.26(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N717KV LLC and M&N Equipment, LLC†
10.27(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N800TL LLC and Aviation Bridge, LLC†
10.28(18)	Aircraft Purchase Agreement, entered into as of March 11, 2024, by and between N818LX LLC and M&N Equipment LLC†
10.29(3)	Transition and Transaction Bonus Agreement, dated as of August 1, 2025, between Robert S. Wiesenthal and the Company †+
10.30(6)	Restrictive Covenant Agreement, dated as of August 29, 2025, between the Company and Joby Aviation, Inc. †
10.31(6)	Commercial Agreement, dated as of August 29, 2025 between the Company, Joby Aviation, Inc. and Joby Aero, Inc. †
19.1*	Strata Critical Medical, Inc. Policy Statement on Securities Trades by Company Officers, Directors and Employees
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1*	Strata Critical Medical, Inc. Incentive Compensation Clawback Policy
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	Denotes a management contract or compensatory arrangement
†	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K
(1)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on December 15, 2020
(2)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 19, 2022
(3)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on August 4, 2025
(4)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 16, 2025
(5)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on May 13, 2021
(6)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on August 29, 2025
(7)	Incorporated by reference to our Form S-4/A (file number 001-39046) filed on March 10, 2021
(8)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on September 18, 2019
(9)	Incorporated by reference to our Form S-4 (file number 001-39046) filed on January 29, 2021
(10)	Incorporated by reference to our Form 8-K (file number 001-39046) filed on February 5, 2026
(11)	Incorporated by reference to our Form S-8 (file number 333-291719) filed on November 21, 2025

(12)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on November 10, 2025
(13)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 16, 2021
(14)	Incorporated by reference to our Form 10-K (file number 001-39046) filed on December 20, 2021
(15)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on August 9, 2022
(16)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on May 12, 2025
(17)	Incorporated by reference to our Form 8-K/A (file number 001-39046) filed on August 29, 2025
(18)	Incorporated by reference to our Form 10-Q (file number 001-39046) filed on May 7, 2024
Item 16. Form 10–K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA CRITICAL MEDICAL, INC.
March 3, 2026

	By:	/s/ Melissa M. Tomkiel
Melissa M. Tomkiel
Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ William A. Heyburn
William A. Heyburn
Co-Chief Executive Officer and Chief Financial Officer (Principal Executive & Financial Officer)
POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Melissa M. Tomkiel and William A. Heyburn, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melissa M. Tomkiel	Co-Chief Executive Officer and Director	March 3, 2026
Melissa M. Tomkiel	(Principal Executive Officer)

/s/ William A. Heyburn	Co-Chief Executive Officer, Chief Financial Officer and Director	March 3, 2026
William A. Heyburn	(Principal Executive & Financial Officer)

/s/ Amir M. Cohen	Chief Accounting Officer	March 3, 2026
Amir M. Cohen	(Principal Accounting Officer)

/s/ Robert S. Wiesenthal	Chairman of the Board	March 3, 2026
Robert S. Wiesenthal

/s/ Eric Affeldt	Director	March 3, 2026
Eric Affeldt

/s/ William Cook	Director	March 3, 2026
William Cook

/s/ Andrew Lauck	Director	March 3, 2026
Andrew Lauck

/s/ Reginald Love	Director	March 3, 2026
Reginald Love

/s/ Susan Lyne	Director	March 3, 2026
Susan Lyne

/s/ Edward Philip	Director	March 3, 2026
Edward Philip