Form 10-Q
period 2026-03-31
Strata Critical Medical, Inc.
filed 2026-05-06
CIK 1779128

000
499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to
Commission File Number 001-39046
STRATA CRITICAL MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1890381
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

666 Third Avenue, 25th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(917) 781-3190
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRTA	The Nasdaq Stock Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	SRTAW	The Nasdaq Stock Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 86,526,570 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

STRATA CRITICAL MEDICAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$58,723	$30,968
Restricted cash	264	264
Accounts receivable, net of allowance of $1,007 and $1,066 at March 31, 2026 and December 31, 2025, respectively	39,602	39,958
Short-term investments	66	30,263
Prepaid expenses and other current assets	25,490	24,739
Total current assets	124,145	126,192

Non-current assets:
Property and equipment, net	40,087	36,444
Intangible assets, net	46,312	47,502
Goodwill	88,589	88,210
Operating right-of-use asset	4,195	3,107
Other non-current assets	24,290	24,017
Total assets	$327,618	$325,472

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,955	$19,142
Operating lease liability, current	987	652
Total current liabilities	20,942	19,794

Non-current liabilities:
Warrant liability	71	1,530
Operating lease liability, long-term	3,481	2,655
Deferred tax liability	271	348
Other non-current liabilities	17,122	22,073
Total liabilities	41,887	46,400

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 86,521,570 and 86,702,183 shares issued at March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid in capital	429,121	424,616
Accumulated other comprehensive income	—	—
Accumulated deficit	(143,397)	(145,551)
Total stockholders' equity	285,731	279,072
Total liabilities and stockholders' equity	$327,618	$325,472

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$67,384	$35,948
Cost of revenue	53,267	28,895
Gross profit	14,117	7,053

Operating expenses
Selling, general and administrative	15,605	12,330
Amortization of intangible assets	1,486	408
Total operating expenses	17,091	12,738

Operating loss from continuing operations	(2,974)	(5,685)

Other non-operating income
Interest income, net	473	1,321
Change in fair value of warrant liabilities	1,459	2,752
Change in fair value of assets and other liabilities	3,444	—
Total other non-operating income	5,376	4,073

Income (loss) from continuing operations before income taxes	2,402	(1,612)
Income tax expense from continuing operations	—	—
Net income (loss) from continuing operations	2,402	(1,612)
Net loss from discontinued operations	(248)	(1,881)
Net income (loss)	$2,154	$(3,493)

Basic earnings (loss) per share
Continuing operations	$0.03	$(0.02)
Discontinued operations	—	(0.02)
Total basic earnings (loss) per share	$0.03	$(0.04)

Diluted earnings (loss) per share
Continuing operations	$0.03	$(0.02)
Discontinued operations	—	(0.02)
Total diluted earnings (loss) per share	$0.03	$(0.04)

Weighted-average number of shares outstanding:
Basic	85,322,941	79,891,829
Diluted	90,168,853	79,891,829

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,154	$(3,493)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,316
Other comprehensive income	—	1,316
Comprehensive income (loss)	$2,154	$(2,177)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	86,702,183	$7	$424,616	$—	$(145,551)	$279,072
Issuance of common stock upon exercise of stock options	286,960	—	52	—	—	52
Issuance of common stock upon settlement of restricted stock units	336,098	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,035	—	—	5,035
Shares withheld related to net share settlement	(128,337)	—	(582)	—	—	(582)
Retirement of common stock	(675,334)	—	—	—	—	—
Net income	—	—	—	—	2,154	2,154
Balance as of March 31, 2026	86,521,570	$7	$429,121	$—	$(143,397)	$285,731

Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,568,167	—	60	—	—	60
Issuance of common stock upon settlement of restricted stock units	1,465,407	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	4,217	—	—	4,217
Shares withheld related to net share settlement	(1,478,968)	—	(4,306)	—	—	(4,306)
Other comprehensive income	—	—	—	1,316	—	1,316
Net loss	—	—	—	—	(3,493)	(3,493)
Balance as of March 31, 2025	80,973,634	$7	$407,047	$3,069	$(190,391)	$219,732

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income / (loss)	$2,154	$(3,493)
Adjustments to reconcile net income (loss) to net cash and restricted cash used in operating activities:
Change in gain on sale of business	344	—
Depreciation and amortization	3,060	1,697
Stock-based compensation	5,035	4,217
Change in fair value of warrant liabilities	(1,459)	(2,752)
Change in fair value of other assets and liabilities	(3,444)	—
Accretion of interest income on held-to-maturity securities	(265)	(723)
Deferred tax expense	(77)	(17)
Other	27	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	383	2,254
Accounts receivable	149	(520)
Other non-current assets	78	13
Operating right-of-use assets/lease liabilities	73	(30)
Accounts payable and accrued expenses	(2,158)	(2,278)
Deferred revenue	(3)	1,293
Other	(12)	—
Net cash provided by/ (used in) operating activities (includes discontinued operations; see Note 4)	3,885	(246)

Cash Flows From Investing Activities:
Cash transfer related to sale of business	(290)	—
Capitalized software development costs	(302)	(532)
Purchase of property and equipment, net of proceeds from disposal	(5,179)	(2,614)
Purchase of held-to-maturity investments	—	(84,197)
Proceeds from maturities of held-to-maturity investments	30,500	107,750
Net cash provided by investing activities (includes discontinued operations; see Note 4)	24,729	20,407

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	52	60
Taxes paid related to net share settlement of equity awards	(582)	(4,306)
Payments for debt issuance costs	(329)	—
Net cash used in financing activities (includes discontinued operations; see Note 4)	(859)	(4,246)

Effect of foreign exchange rate changes on cash balances	—	126
Net increase in cash and cash equivalents and restricted cash	27,755	16,041
Cash and cash equivalents and restricted cash - beginning	31,232	19,647
Cash and cash equivalents and restricted cash - ending	$58,987	$35,688

Reconciliation to consolidated balance sheets (includes discontinued operations; see Note 4)
Cash and cash equivalents	$58,723	$34,830
Restricted cash	264	858
Total cash and cash equivalents and restricted cash	$58,987	$35,688

Supplemental cash flow information
Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$1,317	$608
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	161	339

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Strata Critical Medical, Inc. (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and Organ Procurement Organizations (“OPOs”), offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone Perfusion brands.

Strata’s mission is to increase the number of organs that are successfully transplanted while leveraging the Company’s expertise and resources to provide other medical and logistics services to a broader customer base. Strata’s goals are closely aligned with those of all participants in the transplant ecosystem, including transplant centers, regulators, OPOs and other service providers.

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”), a wholly owned subsidiary of Joby Aviation, Inc. (“Joby Aviation”). The sale followed the separation of the Company’s Passenger business, which provided air and ground transportation services for passengers on third-party aircraft, from the Company’s remaining medical operations.

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
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As discussed above, on August 29, 2025, the Company completed the previously announced sale of its Passenger business to Joby Buyer. The results of the Passenger business are presented as discontinued operations in the accompanying unaudited interim condensed consolidated statement of operations for all periods presented.
Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassified amounts had no impact on our previously reported results of operations or net cash flows from operating, financing or investing activities.
Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. As of March 31, 2026, all held-to-maturity securities had matured, the remaining balance of $66

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

represents accrued interest receivable. The held-to-maturity securities balance and fair market value at December 31, 2025 were $30,263 and $30,281, respectively. The held-to-maturity securities gross unrealized holding loss as of March 31, 2025 was $5. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2026. One national hospital group—comprised of three customers, each under a separate contract—accounted for approximately 13% of the Company’s revenue for the three months ended March 31, 2025.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of March 31, 2026. No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2025.

Major Vendors

One vendor accounted for 12% of the Company’s purchases from operating vendors for the three months ended March 31, 2026. Two vendors accounted for 20% and 10%, respectively, of the Company’s purchases from operating vendors for the three months ended March 31, 2025.

Two vendors accounted for 16% and 11%, respectively, of the Company’s outstanding accounts payable as of March 31, 2026. One vendor accounted for 12% of the Company’s outstanding accounts payable as of December 31, 2025.

Property and Equipment, Net

	Useful Life (in years)	March 31, 2026	December 31, 2025
Aircraft, engines and related rotable parts (1)	2 - 20	$37,017	$32,454
Vehicles (1)	5	4,178	4,078
Leasehold improvements (2)	Shorter of useful life or life of lease	901	835
Furniture and fixtures (2)	5	533	391
Technology equipment (2)	3	158	64
Medical and other machinery equipment (1)	5	5,160	4,908
Total property and equipment, gross		47,947	42,730
Less: Accumulated depreciation		(7,860)	(6,286)
Total property and equipment, net		$40,087	$36,444
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within selling, general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company recorded depreciation expense for property and equipment of $1,574 and $816, respectively. For the three months ended March 31, 2026, disposals of certain property and equipment were immaterial. For the three months ended March 31, 2025, the Company disposed of $61 in property and equipment and likewise wrote off previously recognized accumulated depreciation expense of $35.
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
Recently Issued Accounting Pronouncements - Adopted
On January 1, 2026, we adopted ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The adoption of this standard did not have a material impact on our results of operations or financial position.

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

In January 2025, FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. Early adoption of ASU 2024-03 is permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU makes targeted technical corrections and minor clarifications across numerous areas of the Codification. The amendments are generally not intended to result in significant changes for most entities. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption method may vary on an issue-by-issue basis. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
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
Note 2 – Revenue
Disaggregated Revenue
Company disaggregates revenue from contracts with customers by service category, as management believes this presentation best depicts how the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below:

	Three Months Ended March 31,
	2026	2025
Logistics:
Logistics	$47,599	$35,948
Clinical:
Transplant Clinical	$9,839	$—
Other Clinical	9,946	—
Total Clinical	$19,785	$—
Total revenue	$67,384	$35,948
Note 3 – Goodwill
Goodwill
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2025	$88,210
Adjustment (1)	379
Goodwill balance, March 31, 2026	$88,589
(1) Represents a measurement period adjustment made during the three months ended March 31, 2026, reflecting adjustments to the acquired net assets of Keystone. For additional information, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The goodwill balance presented above relates to continuing operations and arise from the Trinity Acquisition, the CJK Acquisition and the Keystone Acquisition.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 4 – Discontinued Operations

Passenger Business Divestiture

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Buyer pursuant to that certain Equity Purchase Agreement, dated as of August 1, 2025 (the “Joby Purchase Agreement”), among the Company, Strata Critical, Inc. (f/k/a Trinity Medical Intermediate II, Inc.), a wholly owned subsidiary of the Company, Blade Urban Air Mobility, LLC (f/k/a Blade Urban Air Mobility, Inc.), Joby Aviation and Joby Buyer, a wholly owned subsidiary of Joby Aviation. The Passenger business acquired by Joby Buyer consisted of the Company’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. At closing, the Company received consideration valued at approximately $75,357 (based on Joby Aviation’s closing stock price of $14.15 on August 29, 2025), after giving effect to pre-closing adjustments, consisting of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares for net proceeds of $70,163. The Company may also receive up to an additional $35,000, payable in cash or Buyer Shares at Joby Buyer’s election, upon the achievement of certain financial performance and employee retention targets within 12 and 18 months, respectively, following the closing, as well as the release of up to $10,000 in indemnity holdbacks.
The Company determined that the sale of the Passenger business represented a strategic shift that will have a major effect on its operations and financial results. Accordingly, the sale is classified as discontinued operations in accordance with ASC 205-20. The results of operations for the three months ended March 31, 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of March 31, 2026 or December 31, 2025.
During the three months ended March 31, 2026, the Company made a final post-closing net working capital adjustment payment of $290 to Joby Buyer pursuant to the terms of the Joby Purchase Agreement, representing the final settlement of all purchase price adjustments under the Joby Purchase Agreement.
As of March 31, 2026, the Company continues to carry amounts arising from the Passenger business sale on its unaudited interim condensed consolidated balance sheet, including: (i) contingent consideration of $13,420 classified within prepaid expenses and other current assets, representing the estimated fair value of the financial performance earn-out; (ii) contingent consideration for retention of $15,400 classified within other non-current assets; and (iii) indemnity holdbacks of $8,801 classified within other non-current assets. These amounts are remeasured at fair value at each reporting date, with subsequent changes in fair value recognized within continuing operations.
The following table summarizes the results of operations of the Passenger business which are presented as discontinued operations:

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$18,358
Cost of revenue	—	14,314
Gross profit	—	4,044

Operating expenses:
Selling, general and administrative	—	5,685
Amortization of intangible assets	—	257
Total operating expenses	—	5,942

Operating loss	—	(1,898)
Interest expense	—	—
Change in gain on sale and disposal of discontinued operations	(344)	—
Loss from discontinued operations before income taxes	(344)	(1,898)
Income tax benefit on discontinued operations	(96)	(17)
Net loss from discontinued operations	$(248)	$(1,881)
The tax benefit for the three months ended March 31, 2026 is attributable to discrete tax effects of the passenger sale. The tax benefit in the 2025 period was attributed entirely to Blade Monaco.
The cash flows related to discontinued operations have not been segregated and are included in the unaudited interim condensed consolidated statements of cash flows. The following table presents depreciation and amortization, capital expenditures and other non-cash operating activities of the discontinued operations related to the Passenger business:

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization	$—	$473
Stock-based compensation	—	402
Change in gain on sale of Passenger business	(344)	—

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Contingent consideration asset related to sale of business	$13,420	$12,550
Prepaid expenses	5,898	7,182
Other current assets	6,172	5,007
	$25,490	$24,739
Note 6 – Other Non-Current Assets
Other non-current assets consisted of the following:

	March 31, 2026	December 31, 2025
Contingent consideration for retention related to sale of business	$15,400	$15,150
Indemnity holdback related to sale of business	8,801	8,700
Other	89	167
	$24,290	$24,017

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 7 – Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Share-based payment liability-classified related to sale of business	$12,983	$15,138
Contingent consideration - Keystone acquisition	1,842	4,625
Other	2,297	2,310
	$17,122	$22,073
Note 8 – Stock-Based Compensation

Stock Option Awards
All of the outstanding stock option awards are fully vested. To date, there have been no stock option awards granted under the Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan (f/k/a the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan) (the “Plan”).

Following is a summary of stock option activities for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2026	2,896,208	$0.19	$0.32	3.0
Exercised	(286,960)	0.18	0.11		$1,370
Outstanding – March 31, 2026	2,609,248	$0.19	$0.34	2.6	$10,418
Exercisable as of March 31, 2026	2,609,248	$0.19	$0.34	2.6	$10,418
Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 994,715 restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and vendors and 3,206,052 performance-based (tied to multi-year financial targets) restricted stock units (“PSUs”) granted to named executive officers, key employees and vendors under the Plan (based on the target number of shares that may be issued assuming all performance targets are met), for an aggregate of 4,200,767.
The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.
The PSUs granted in February 2026 have a three-year service period ending on December 31, 2028 and a grant-date fair value of $4.20 per share. These awards will vest based on the achievement of the specified Adjusted EBITDA targets and subject to continued service through the service period. Each PSU represents the right to receive one share of the Company’s common stock.

Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met. The estimate of the number of awards expected to vest is reassessed each reporting period.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Following is a summary of restricted stock unit activities for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2026	9,745,980	$3.84
Granted - RSUs	994,715	4.22
Granted - PSUs	3,206,052	4.20
Vested	(336,098)	3.93
Forfeited	(52,755)	3.20
Non-vested – March 31, 2026 (1)	13,557,894	$3.95
(1) Includes 7,235,380 of PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company and 2,950,219 awards (RSUs and PSUs) held by the Company’s former Chief Executive Officer that were modified in connection with the sale of the Passenger business. The modification changed the vesting conditions but did not affect the number of awards outstanding. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
As of March 31, 2026, unamortized stock-based compensation costs related to restricted share arrangements (RSUs and PSUs) were $22,289 and will be recognized over a weighted average period of 2.1 years (with PSUs based on the full service period).
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expense	$5,035	$3,809
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

The following table reflects certain financial data of the Company’s reportable segments and includes the reconciliation to income (loss) from continuing operations before income taxes.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Logistics:
Revenue	$47,599	$35,948
Cost of revenue	38,434	28,895
Gross profit	$9,165	$7,053
Clinical:
Revenue	$19,785	$—
Cost of revenue	14,833	—
Gross profit	$4,952	$—
Consolidated:
Revenue	$67,384	$35,948
Cost of revenue	53,267	28,895
Gross profit	$14,117	$7,053

Reconciliation:
	Three Months Ended March 31,
	2026	2025
Gross profit	$14,117	$7,053
Less:
Selling, general and administrative	15,605	12,330
Amortization of intangible assets	1,486	408
Operating loss from continuing operations	(2,974)	(5,685)
Less:
Interest income, net	473	1,321
Change in fair value of warrant liabilities	1,459	2,752
Change in fair value of assets and other liabilities	3,444	—
Income (loss) from continuing operations before income taxes	$2,402	$(1,612)

	March 31, 2026	December 31, 2025
Goodwill
Logistics	$15,540	$15,540
Clinical	73,049	72,670
Total Goodwill	$88,589	$88,210
Note 10 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income, adjusted for any discrete transactions occurring during the period. Discrete transactions during the three months ended March 31, 2026 related to changes in the fair value of contingent consideration associated with the sale of the Passenger business and the acquisition of Keystone as well as other subsequent tax effects of those transactions. Tax effects of discrete transactions were attributable to discontinued operations.
For the three months ended March 31, 2026 and 2025, no income tax expense (benefit) was recognized through continuing operations. The Company maintains a full valuation allowance on net deferred tax assets as of March 31, 2026 and December 31, 2025, primarily due to uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss carryforwards for US federal and state income tax purposes.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company’s net deferred tax liability is what is commonly referred to as a "naked credit" or "hanging credit". A naked credit exists when a Company is subject to a valuation allowance and maintains a deferred tax liability that cannot be considered as a source of future taxable income for valuation allowance purposes, either because its reversal is indefinite in nature or otherwise. The result of a naked credit is a deferred tax liability that remains on the balance sheet.
Note 11 – Earnings per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, warrants, and non vested restricted stock, where applicable. Antidilutive securities are disregarded in earnings per share calculations. For the periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.
A reconciliation of net income (loss) and common share amounts used in the computation of basic and diluted income (loss) per common share is presented below.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$2,402	$(1,612)
Net loss from discontinued operations	(248)	(1,881)
Net income (loss)	$2,154	$(3,493)

Denominator:
Weighted-average number of common shares (basic)	85,322,941	79,891,829
Effect of dilutive securities:
Options to purchase shares of common stock	2,507,734	—
Restricted shares of common stock	2,338,178	—
Total effect of dilutive securities	4,845,912	—
Weighted-average number of common shares (diluted)	90,168,853	79,891,829

Basic earnings (loss) per share
Continuing operations	$0.03	$(0.02)
Discontinued operations	—	(0.02)
Total basic earnings (loss) per share	$0.03	$(0.04)

Diluted earnings (loss) per share
Continuing operations	$0.03	$(0.02)
Discontinued operations	—	(0.02)
Total diluted earnings (loss) per share	$0.03	$(0.04)

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2026. For the three months ended March 31, 2025, all potentially dilutive securities shown below were excluded from the computation of diluted loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Warrants to purchase shares of common stock (1)	14,166,644	14,166,644
Options to purchase shares of common stock	—	3,556,349
Outstanding shares in escrow (2)	1,041,969	—
Restricted shares of common stock (3)	8,869,832	10,879,863
Total potentially dilutive securities	24,078,445	28,602,856
(1) Warrants are excluded because the effect of their inclusion would be anti-dilutive as their exercise price exceeds the average market price of the Company’s common stock.
(2) 1,041,969 shares remaining in escrow to cover potential indemnification obligations for breaches of general representations and warranties under the Keystone Purchase Agreement. These shares are legally issued and outstanding but are excluded from the weighted average shares outstanding calculation as they are contingently returnable pending expiration of the representations and warranties survival period in September 2026.
(3) Contingently issuable pending satisfaction of the applicable vesting and performance conditions, consisting of 5,918,814 shares related to officer, employee and vendor PSUs and 2,950,219 shares related to Earn-out PSUs and time-based awards granted to the Company's former Chief Executive Officer. 799 shares excluded as their inclusion would be anti-dilutive under the treasury stock method.
Note 12 – Commitments and Contingencies
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
As of March 31, 2026, the Company has total remaining unfulfilled obligations of $2,304 for the year ending December 31, 2026. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within our capacity purchase agreements as included in the operating right-of-use asset and lease liability.

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of March 31, 2026, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
Note 13 – Warrant Liabilities
On May 7, 2021, the merger between Blade Urban Air Mobility, Inc. and the Company (then a special purpose acquisition company known as Experience Investment Corp. (“EIC”) was consummated (the “Merger”). The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC Initial Public Offering (“EIC

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

IPO”) (whether they were purchased in the EIC IPO or thereafter in the open market), which are exercisable for an aggregate of 9,166,644 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to Sponsor in a private placement simultaneously with the closing of the EIC IPO, which are exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 14 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2026	December 31, 2025
Assets
Money market fund (1)	1	$51,787	$23,111
Contingent consideration asset related to sale of business (2)	3	28,820	27,700
Indemnity holdback related to sale of business (2)	3	8,801	8,700
Total assets at fair value		$89,408	$59,511

Liabilities
Warrant liabilities - Public Warrants	1	$46	$990
Warrant liabilities - Private Warrants	2	25	540
Share-based payment liability-classified related to sale of business (3)	3	12,983	15,138
Equity consideration in escrow and contingent consideration - Keystone acquisition (4)	3	9,004	9,072
Total liabilities at fair value		$22,058	$25,740
(1) As of March 31, 2026 and 2025, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents.
(2) Contingent consideration and indemnity holdback related to sale of the Passenger business are presented within “Prepaid expenses and other current assets” and “Other non-current asset”, respectively, on the unaudited interim condensed consolidated balance sheets.
(3) Share-based payment liability-classified related to the sale of the Passenger business is presented within “Other non-current liabilities” on the unaudited interim condensed consolidated balance sheets.
(4) Equity consideration in escrow and contingent consideration related to the Keystone acquisition are presented under “Accounts payable and accrued expenses” and “Other non-current liabilities” as applicable.
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Subsequent Measurement - Warrant Liabilities

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2026	$990	$540	$1,530
Change in fair value of warrant liabilities	(944)	(515)	(1,459)
Fair value as of March 31, 2026	$46	$25	$71

Subsequent Measurement - Level 3 Assets and Liabilities
The following table presents the changes in fair value of the Level 3 assets for the three months ended March 31, 2026:

	Contingent Consideration asset	Indemnity Holdback	Total
Fair value as of January 1, 2026	$27,700	$8,700	$36,400
Change in fair value	1,120	101	1,221
Fair value as of March 31, 2026	$28,820	$8,801	$37,621

The following table presents the changes in fair value of the Level 3 liabilities for the three months ended March 31, 2026:

	Share-Based Payment Liability	Equity Consideration in Escrow and Contingent Consideration - Keystone	Total
Fair value as of January 1, 2026	$15,138	$9,072	$24,210
Change in fair value	(2,155)	(68)	(2,223)
Fair value as of March 31, 2026	$12,983	$9,004	$21,987
Note 15 – Stockholders' Equity
Preferred Stock
The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of March 31, 2026 or 2025.
Note 16 – Credit Facility

Description of the ABL Facility
On January 30, 2026, the Company entered into a secured asset-based revolving credit facility (the "ABL Facility") pursuant to a Credit Agreement (the "Credit Agreement") among the Company, certain of its subsidiaries as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Facility provides for revolving borrowings of up to $30.0 million, subject to customary borrowing base limitations based on eligible accounts receivable, and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other customary

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

conditions. The ABL Facility matures on January 30, 2029 and is available for working capital and general corporate purposes.
Interest Rate and Fees
Borrowings under the ABL Facility bear interest, at the Company's election, at either (i) an adjusted term Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 2.00%, or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the daily average unused portion of the ABL Facility. As of March 31, 2026, no amounts were outstanding under the ABL Facility.
Security and Guarantees
The obligations under the ABL Facility are guaranteed by certain subsidiaries of the Company and are secured by a first-priority lien on substantially all eligible personal property of the loan parties, excluding owned aircraft.

Restrictive Covenants

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the Company's and its subsidiaries' ability to:
•incur additional indebtedness or guarantee obligations;
•create or permit liens on assets;
•undertake certain mergers, consolidations, or other fundamental changes;
•make certain investments, acquisitions, or capital expenditures beyond specified thresholds;
•enter into asset sales or sale-leaseback transactions outside the ordinary course of business;
•pay dividends on, or repurchase, common stock;
•make certain debt prepayments or restricted payments; and
•enter into transactions with affiliates on non-arm's-length terms.
The Credit Agreement also includes customary events of default, including payment defaults, covenant breaches, cross-defaults to material indebtedness, and certain insolvency events. Upon an event of default, the lenders may, among other remedies, terminate commitments, accelerate outstanding obligations, and exercise remedies against the collateral. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Costs
The Company incurred debt issuance deferred costs of $0.3 million during the three months ended March 31, 2026. The deferred costs are being amortized on a straight-line basis over the 36-month term of the ABL Facility.
Note 17 – Subsequent Events

On April 30, 2026, Keystone acquired substantially all of the assets of Ohio Valley Perfusion Associates, Inc., a regional provider of perfusion services to cardiac surgery programs in Ohio and Pennsylvania, for aggregate cash consideration of approximately $1.0 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
•our ability to maintain effective disclosure controls and procedures; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition” or as described in the other documents and reports we file with the SEC.
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
Overview
Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.) (“Strata” or the “Company”) is a time-critical logistics and medical services provider to the United States healthcare industry. The Company operates one of the nation’s largest air transport and surgical services networks for transplant hospitals and Organ Procurement Organizations (“OPOs”), offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion and preservation for the transplant industry, as well as perfusion staffing and equipment solutions for cardiovascular surgery centers, offered under the Trinity Medical Solutions (“Trinity”) and Keystone brands.
Strata’s mission is to increase the number of organs that are successfully transplanted while leveraging the Company’s expertise and resources to provide other medical and logistics services to a broader customer base. Strata’s goals are closely aligned with those of all participants in the transplant ecosystem, including transplant centers, regulators, OPOs, and other service providers. We believe that, by working with Strata, industry participants can save money, save more lives and operate more efficiently.

Beginning with the fourth quarter of 2025, following the integration of Keystone, Strata operates across two segments: Logistics and Clinical, both offering services related to organ transplant and the broader healthcare industry. All of Strata’s services are provided to transplant centers, OPOs, hospitals, or other businesses that pay the Company directly.

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

Sale of Passenger Business
On August 29, 2025, the Company completed the previously disclosed sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”), pursuant to an Equity Purchase Agreement, dated August 1, 2025 (the “Joby Purchase Agreement”). The Passenger business acquired by Joby Buyer consisted of the Company’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. The purchase price received by the Company upon the consummation of the transactions contemplated by the Joby Purchase Agreement was approximately $76.0 million based on the closing price per share of $14.27 of Joby Aviation Inc’s (“Joby Aviation”) common stock as of August 28, 2025, after giving effect to certain pre-closing adjustments and indemnity holdbacks pursuant to the terms of the Joby Purchase Agreement, consisting of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares received in connection with closing for net proceeds of $70.2 million. The Company may receive up to an additional $35.0 million in consideration upon the satisfaction of certain financial performance and employee retention targets described in the Joby Purchase Agreement during the 12 and 18 months, respectively, following the closing of this transaction, payable in cash or Buyer Shares at Joby Buyer’s election, as well as the release of up to $10.0 million in indemnity holdbacks. The number of Buyer Shares issued to the Company, if any, shall be based on the average of the daily volume-weighted average sales price per Buyer Share on the New York Stock Exchange for each of the ten consecutive trading days ending on and including the first trading day preceding the applicable measurement dates described in the Joby Purchase Agreement.

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

The results of operations through August 29, 2025, the transaction date, reflect the financial results of the Passenger business as discontinued operations. The cash flows and comprehensive income of the Passenger business have not been separately presented and are included in the unaudited interim condensed consolidated statements of cash flows and unaudited interim condensed consolidated statements of comprehensive loss, respectively, for the prior year period. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Strata's continuing operations and do not include discussion of balances or activity of the Passenger business.

Acquisition of Keystone Perfusion Services, LLC

On September 16, 2025, the Company completed the acquisition of Keystone Perfusion Services, LLC (“Keystone”), an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”), for the following upfront payments: cash $111.3 million (comprised of $67.0 million paid directly to the seller and $44.3 million directed by the seller to other parties on the close date) and 3,434,609 shares of the Company’s common stock (where 1,717,303 were held in escrow at closing). The purchase consideration was subject to adjustment based on Keystone’s actual 2025 Adjusted EBITDA performance. Based on that performance, 675,334 shares were returned from escrow and retired during the three months ended March 31, 2026, reducing the shares remaining in escrow to 1,041,969, the remainder of which is held to cover potential indemnification obligations under the Keystone Purchase Agreement. In addition, total potential earn-out payments of up to $23.0 million in the aggregate for the three-year period from 2026 through 2028 may be made contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement).
Our Business Model

Logistics Services

We typically provide logistics services to transplant centers, OPOs, and other businesses on a contractual basis including provisions stipulating that Strata will be the “first call” for any transportation needs.

Pricing is based on a fixed price per flight hour flown with a fuel cost surcharge above a set benchmark. Ancillary costs such as landing fees and de-icing are passed through to the end customer.

Strata leverages an asset-light air logistics business model: we primarily utilize aircraft that are owned and/or operated by third parties on Strata’s behalf. In these arrangements, pilots, maintenance, hangar, insurance, and fuel are all costs borne by our network of operators, which provide aircraft flight time to Strata at fixed hourly rates. This enables our operator partners to focus on training pilots, maintaining aircraft, and flying, while we maintain the relationship with our customer from booking through flight arrival.

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

We own ten fixed wing aircraft that are dedicated to the Logistics segment. We have invested in a limited number of owned aircraft based in high-volume geographies as we believe direct asset ownership will enable (i) improved economies of scale; (ii) increased uptime, enabling more reliable service and higher asset utilization; and (iii) the ability to compete for certain contracts where asset ownership is preferred or required. All of these aircraft are operated and maintained by third-party service providers under Strata’s oversight. We prioritize the use of owned aircraft and dedicated aircraft under CPAs, which provide better economies of scale. We size our owned fleet and our commitments under CPAs significantly below our expected demand, enabling us to maximize utilization on those aircraft while fulfilling incremental demand through our network of non-dedicated operators.

We provide ground logistics using a combination of owned vehicles, which are allocated to hubs positioned near our customers across the United States, and third-party providers.

We utilize a combination of Company employees and contractors as couriers to facilitate the transportation of organs, typically kidneys, aboard scheduled commercial flights. For next flight out (“NFO”) services, where kidneys are placed in the cargo hold of a commercial flight, we coordinate with third-party providers on behalf of our customer.
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

Our clinical work for OPOs typically consists of surgical recovery, NRP services, and related equipment provided on a contractual basis with a combination of retainer and per case fees.

For transplant centers, surgical recovery and NRP services are typically provided on an ad hoc basis with pricing on a per case basis. We leverage surgeons, perfusionists, and equipment in place to support our OPO customers to provide more efficient options to transplant centers, utilizing locally available resources wherever possible to avoid incremental logistics costs.

For cardiac care hospitals, we typically provide perfusion staffing, often combined with perfusion equipment, on a contractual basis with a combination of retainer and per case fees.

Technology

We also utilize proprietary technology to manage staffing, training, and chain of custody, as well as help customers streamline organ evaluation, procurement, and logistics. Our technology enhances the efficiency and cost-effectiveness of our service offerings, further strengthening our position in the organ transportation industry.

Factors Affecting our Performance

Availability of Donor Organs

The majority of our business is directly tied to the volume of heart, liver, and lung transplants performed in the United States, which is driven primarily by the supply of donor organs that become available.

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

Ability to Attract and Retain Customers

We primarily serve transplant centers, OPOs, and hospitals. Logistics support for the hearts, lungs, and livers transplantations that make up the vast majority of our business is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type is the primary metric by which our customers evaluate our logistics performance.

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

We have responded to customer demand by introducing new services through our acquisition of Keystone, which launched our Clinical segment and enabled us to provide surgical recovery, NRP, and other related services as part of an end-to-end offering. We have also added new offerings organically, such as our TOPS organ placement offering, whereby we assist customers in evaluating the suitability of potential donor organs for transplant. However, customers may still demand services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Ability to Hire, Train, and Retain Clinicians

Our surgical recovery, NRP, organ placement, and cardiac care offerings depend on our ability to hire, train, and retain clinicians, particularly perfusionists and organ recovery surgeons.

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
Impact of Inflation to our Business

We generally pay a fixed hourly rate to our third-party operators based on flight hours flown. These rates are susceptible to inflation and are typically renegotiated on a yearly basis, though some multi-year contracts have fixed rate increases. Some contracts with operators allow for pass-through of fuel price increases above a set threshold. For our owned aircraft, we are more directly exposed to inflation of aircraft operating expenses, including pilot salaries, fuel, insurance, parts, and maintenance.

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

Seasonality
Our Logistics trip volumes and Clinical case volumes are correlated with the overall supply of donor hearts, livers, and lungs in the United States, which can be volatile due to a variety of factors. Over the last several years, industry transplant volumes exhibited modest seasonal softness in the calendar third quarter, though our own case and flight volumes have not always followed this industry trend.
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
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of: staff costs for employees in the commercial, technology, executive, marketing and administrative functions; sales commissions; stock-based compensation; professional and consulting fees; insurance; facilities; information technology and software development costs; promotional expenses; pilot training costs; impairment of assets; and other general corporate overhead costs. SG&A expenses are expensed as incurred.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization of customer lists, trademarks, technology acquired in business combinations and capitalized software development costs. Amortization expense is recognized on a straight-line basis over their estimated useful lives.
Discontinued Operations

On August 29, 2025, we completed the sale of our Passenger business to Joby Buyer pursuant to the Joby Purchase Agreement. We determined that the sale of the Passenger business represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale was classified as discontinued operations.

The results of operations for the three months ended March 31, 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of March 31, 2026 or December 31, 2025. See Note 4 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$67,384	$35,948
Cost of revenue	53,267	28,895
Gross profit	14,117	7,053

Operating expenses
Selling, general and administrative	15,605	12,330
Amortization of intangible assets	1,486	408
Total operating expenses	17,091	12,738

Operating loss from continuing operations	(2,974)	(5,685)

Other non-operating income
Interest income, net	473	1,321
Change in fair value of warrant liabilities	1,459	2,752
Change in fair value of assets and other liabilities	3,444	—
Total other non-operating income	5,376	4,073

Income (loss) from continuing operations before income taxes	2,402	(1,612)
Income tax expense from continuing operations	—	—
Net income (loss) from continuing operations	$2,402	$(1,612)
Net loss from discontinued operations	(248)	(1,881)
Net income (loss)	$2,154	$(3,493)

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue
Disaggregated revenue by segment was as follows:

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Logistics:
Logistics	$47,599	$35,948	32.4%
Clinical:
Transplant Clinical	$9,839	$—	NM(1)
Other Clinical	9,946	—	NM(1)
Total Clinical	$19,785	$—	NM(1)
Total Revenue	$67,384	$35,948	87.4%
(1) Percentage not meaningful.
For the three months ended March 31, 2026 and 2025, revenue increased by $31.4 million, or 87.4%, from $35.9 million in 2025 to $67.4 million in 2026.
Logistics revenue increased by $11.7 million, or 32.4%, from $35.9 million in 2025 to $47.6 million in 2026, driven by growth in flight hours with increased revenue per flight hour and ground transportation. The increase in flight hours is attributable to both existing and new clients, with several major new contracted clients commencing operations in the second quarter of the year 2025.
Clinical revenue was $19.8 million in the current year period, reflecting the acquisition of Keystone in mid-September 2025. There was no clinical revenue in the prior year period. Current-year clinical revenue consisted of transplant clinical revenue of $9.8 million and other clinical revenue of $9.9 million.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands, except percentages)
Gross profit:
Logistics	$9,165	$7,053	29.9%
Clinical	4,952	—	NM(1)
Total gross profit	$14,117	$7,053	100.2%
Gross margin:
Logistics	19.3%	19.6%
Clinical	25.0%	—
Total gross margin	21.0%	19.6%
(1) Percentage not meaningful.
For the three months ended March 31, 2026 and 2025, Logistics gross profit increased by $2.1 million, or 29.9%, from $7.1 million in 2025 to $9.2 million in 2026, attributable to the 32.4% increase in revenue, partially offset by a small decline in gross margin from 19.6% in 2025 to 19.3% in 2026. For the three months ended March 31, 2026, Clinical gross profit was $5.0 million with a gross margin of 25.0%, attributable to the acquisition of Keystone in mid-September 2025.
Total gross margin increased from 19.6% in 2025 to 21.0% in 2026, attributable primarily to the acquisition of Keystone in mid-September 2025, which operates at a higher average gross margin.

Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
General and administrative staff and related costs	$5,761	$5,209	10.6%
Selling and marketing including staff costs	584	223	161.9%
Software development including staff costs	1,118	719	55.5%
Professional fees	1,828	1,201	52.2%
Facilities and insurance	1,212	1,108	9.4%
Stock-based compensation	5,035	3,809	32.2%
Depreciation and impairment of property and equipment	67	61	9.8%
Total selling, general and administrative	$15,605	$12,330	26.6%
Percentage of revenue	23%	34%
For the three months ended March 31, 2026 and 2025, total selling, general and administrative expense increased by $3.3 million, or 26.6%, from $12.3 million in 2025 to $15.6 million in 2026.

The primary drivers of the increase were: (i) a $0.6 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September contributing $0.7 million, partially offset by the transfer of certain headquarters employees in connection with the sale of the Passenger business in the third quarter of 2025; (ii) a $0.4 million increase in selling and marketing attributable to the acquisition of Keystone and higher sales commissions; (iii) a $0.4 million increase in software development including staff costs driven by the integration of Keystone’s software as well as software application costs incurred to separate our software from the Passenger platform; (iv) a $0.6 million increase in professional fees, driven by M&A-related transaction costs associated with potential acquisitions, as well as reorganization and restructuring costs following the sale of the Passenger business, including integration costs related to Keystone; and (v) a $1.2 million increase in stock-based compensation, driven by new PSUs granted in the past 12 months.
Amortization of intangible assets

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$1,486	$408	264.2%
Percentage of revenue	2%	1%
For the three months ended March 31, 2026 and 2025, amortization of intangible assets increased by $1.1 million, or 264.2%, from $0.4 million in 2025 to $1.5 million in 2026, attributable to amortization of intangibles generated from the acquisition of Keystone in mid-September 2025.
Other Non-Operating Income

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Interest income, net	$473	$1,321
Change in fair value of warrant liabilities	1,459	2,752
Change in fair value of assets and other liabilities	3,444	—
Total other non-operating income	$5,376	$4,073	32.0%
For the three months ended March 31, 2026, total other non-operating income consisted of: (i) $0.5 million interest income, net primarily attributable to our short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $1.5 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and (iii) $3.4 million of non-cash income from the remeasurement of assets and liabilities carried at fair value each reporting period, primarily driven by changes in the Company’s share price affecting a financial liability settled in equity.
For the three months ended March 31, 2025, total other non-operating income consisted of: (i) $1.3 million interest income, attributable to short-term investments and money market funds; and a (ii) $2.8 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

Loss from discontinued operations, net of tax

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Net loss from discontinued operations	$(248)	$(1,881)	(87)%
For the three months ended March 31, 2026, net loss from discontinued operations was $(0.2) million, consisting of a post-closing net working capital adjustment on the sale of the Passenger business of $0.3 million, net of tax benefit of $(0.1) million.
For the three months ended March 31, 2025, net loss from discontinued operations was $(1.9) million, consisting of operating loss before tax of $(1.9) million attributable to the Passenger business operations in the United States and Europe.
Adjusted EBITDA

The following table presents our consolidated results on a continuing operations basis for Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Adjusted EBITDA (1)	$6,410	$416	1441%
(1) See section below “Reconciliations of Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Comparison of the Three Months Ended March 31, 2026 and 2025
Adjusted EBITDA from continuing operations improved by $6.0 million for the three months ended March 31, 2026 from $0.4 million in 2025 to $6.4 million in 2026. The improvement is attributable to a $7.1 million increase in gross profit, partially offset by a $1.8 million increase in fixed costs, primarily driven by the addition of Keystone, acquired in mid-September 2025.
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
Adjusted EBITDA

Defined as net income (loss) from continuing operations adjusted to exclude: (1) depreciation and amortization; (2) stock-based compensation; (3) change in fair value of warrant liabilities and other assets and liabilities; (4) interest income and expense; (5) income tax; and (6) certain other non-recurring items (shown below) that management does not believe are indicative of the Company’s ongoing operating performance and would impact the comparability of results between periods.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Net income (loss) from continuing operations	$2,402	$(1,612)
Add (deduct):
Depreciation and amortization	3,060	1,224
Stock-based compensation	5,035	3,809
Change in fair value of warrant liabilities	(1,459)	(2,752)
Change in fair value of assets and other liabilities	(3,444)	—
Interest income, net	(473)	(1,321)
Legal expenses and regulatory advocacy fees (1)	209	358
M&A transaction costs and integration of the acquired company (2)	650	17
Reorganization and rebranding costs related to the sale of the Passenger business (3)	419	—
Corporate staff costs included in the sold Passenger business (4)	—	693
Other	11	—
Adjusted EBITDA	$6,410	$416
Revenue	$67,384	$35,948
Adjusted EBITDA as a percentage of revenue	9.5%	1.2%
(1) For the three months ended March 31, 2026, mainly includes settlement fees related to one specific legal matter. For the three months ended March 31, 2025, comprised of legal fees related to the Drulias class action lawsuit which the parties entered into a Stipulation of Settlement to fully resolve the matter in December 2025. We consider those matters to be non-recurring and not representative of the legal and regulatory advocacy costs typically incurred in the ordinary course of business.
(2) For the three months ended March 31, 2026, consists of M&A transaction costs (including legal fees and professional fees related to financial, legal, and tax due diligence) for potential acquisitions; and costs of integrating Keystone into a public company environment, including enterprise resource planning migration and software development costs to enhance its internally developed software to meet internal control standards.
(3) For the three months ended March 31, 2026, consists of rebranding costs related to the decommissioning of the Blade brand and the introduction of the Strata brand; one-time reorganization costs related to the restructuring of Strata headquarters following the transfer of certain positions to Joby Aviation; and software application costs incurred to separate our software from the Passenger platform.
(4) Represents corporate staff costs related to employees who transferred to Joby Aviation following the sale of the Passenger business on August 29, 2025. This adjustment is intended to enhance period-to-period comparability by excluding from all periods, costs associated with transferred employees whose corporate functions were not replaced. Under U.S. GAAP (ASC 205-20), these costs were required to remain in continuing operations prior to the divestiture because they were not directly attributable to discontinued operations.

Liquidity and Capital Resources
Sources of Liquidity

As of March 31, 2026 and December 31, 2025, we had total liquidity of $58.8 million and $61.2 million, respectively, consisting of cash and cash equivalents of $58.7 million and $31.0 million, respectively, and short-term investments of $0.1 million and $30.3 million, respectively. In addition, as of March 31, 2026 and December 31, 2025, we had restricted cash of $0.3 million and $0.3 million, respectively. The Company had net income of $2.2 million for the three months ended March 31, 2026.
With $58.8 million of total liquid funds as of March 31, 2026, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date this Quarterly Report is filed. Although we have not historically relied on external sources of financing to help fund our operational needs, in January 2026 we entered into a revolving credit facility (the “ABL Facility”) backed by our accounts receivable, that provides additional liquidity and financial flexibility. This facility provides for borrowings of up to $30.0 million and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other conditions. The ABL Facility matures on January 30, 2029.
Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.00% or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the unused portion of the facility. For further information on the ABL Facility, refer to Note 16 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Liquidity Requirements
As of March 31, 2026, the Company had net working capital of $103.2 million, cash and cash equivalents of $58.7 million, and short-term investments of $0.1 million.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of March 31, 2026, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees under CPAs of $2.3 million for the year ending December 31, 2026. See “—Capacity Purchase Agreements” within Note 12 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.7 million and $1.1 million for the years ending December 31, 2026 and 2027, respectively.

We may be required to make earn-out payments in connection with the acquisition of Keystone Perfusion Services, LLC, and may be entitled to receive earn-out proceeds in connection with the Passenger business divestiture. The fair value of the related contingent consideration assets and liabilities is included in the unaudited interim condensed consolidated balance sheets.

Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. Our longer-term liquidity requirement will depend on many factors including the pace of our expansion into new markets, our ability to attract and retain customers for our existing services, capital expenditures, and acquisitions.

Cash Flows
The cash flows of the discontinued Passenger business have not been separately presented and are included in the unaudited interim condensed consolidated statements of cash flows and the discussions below for all periods presented.
For 2025, Passenger cash flows are reflected from January 1 through the August 29, 2025 divestiture date, after which the related assets and liabilities were derecognized. Cash flows of Keystone are included beginning on the September 16, 2025 acquisition date. As a result, period-over-period changes may not be directly comparable.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by / (used in) operating activities	$3,885	$(246)
Net cash provided by investing activities	24,729	20,407
Net cash used in financing activities	(859)	(4,246)
Effect of foreign exchange rate changes on cash balances	—	126
Net increase in cash and cash equivalents and restricted cash	$27,755	$16,041
Cash Provided by / (Used In) Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $3.9 million, driven by net income of $2.2 million, adjusted for net non-cash items of $3.2 million and $1.5 million net cash used by changes in working capital assets and liabilities. The $1.5 million net cash used by changes in working capital assets and liabilities was primarily driven by: a decrease of $2.2 million in accounts payable and accrued liabilities driven by the payment of the 2025 short term incentive plan; partially offset by a decrease of $0.1 million in accounts receivable and a decrease of $0.4 million in prepaid and other current assets driven by timing of operator prepayments.
For the three months ended March 31, 2025, net cash used in operating activities was $0.2 million, driven by a net loss of $3.5 million and $0.7 million of net cash provided by changes in working capital assets and liabilities, adjusted for net non-cash items of $2.5 million. The $0.7 million of net cash provided by changes in working capital assets and liabilities was primarily driven by a decrease in prepaid expenses and other current assets of $2.3 million driven by timing of prepayments to Passenger business operators and an increase in deferred revenue of $1.3 million attributable to Passenger business retail customers prepayments, partially offset by a decrease in accounts payable and accrued expenses of $2.3 million, driven by the payment of the 2024 short term incentive plan and an increase in accounts receivable of $0.5 million.
Cash Provided by Investing Activities
For the three months ended March 31, 2026, net cash provided by investing activities was $24.7 million, driven by $30.5 million of proceeds from maturities of held-to-maturity investments; offset by $5.2 million in purchases of property and equipment, driven primarily by $3.7 million for the acquisition of an aircraft and $0.8 million of capitalized maintenance costs of the existing fleet; $0.3 million in capitalized software development costs; and $0.3 million in cash transferred with the sale of the Passenger business, driven by the final net working capital adjustment payment to the buyer.
For the three months ended March 31, 2025, net cash provided by investing activities was $20.4 million, driven by $107.8 million of proceeds from maturities of held-to-maturity investments; offset by $84.2 million in purchases of held-to-maturity investments, $2.6 million in purchases of property and equipment, consisting primarily of a spare engine and aircraft related capitalized maintenance costs for our fleet; and $0.5 million in capitalized software development costs, primarily for the Passenger app.
Cash Used In Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $0.9 million, driven by $0.6 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company and $0.3 million of debt issuance costs incurred with establishing the ABL Facility.

For the three months ended March 31, 2025, net cash used in financing activities was $4.2 million, reflecting $4.3 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company.

Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited interim condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies and estimates as of March 31, 2026.
Item 3. Quantitative and qualitative disclosures about market risk
Our primary market risk exposure is interest rate risk related to potential borrowings. Borrowings under our ABL Facility bear interest at a variable rate based on SOFR plus an applicable margin as described in Note 16 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of March 31, 2026, there were no outstanding borrowings under the ABL Facility and accordingly our earnings and cash flows would not have been materially impacted by a hypothetical change in interest rates.
We do not have material exposure to foreign currency exchange rate risk as our operations are conducted entirely within the United States following the sale of our Passenger business in August 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 12 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider these risks as they could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.2(2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Blade Air Mobility, Inc.
3.3(3)	Amended and Restated Bylaws of Strata Critical Medical, Inc.
10.1(4)
Credit Agreement, dated as of January 30, 2026, among Strata Critical Medical, Inc., Strata Critical, Inc., Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.2(5)
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
*Filed herewith
(1)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(4)Incorporated by reference to Exhibit 10.1 of our Form 8-K (file number 001-39046) filed on February 5, 2026.
(5)Incorporated by reference to Exhibit 10.2 of our Form 8-K (file number 001-39046) filed on February 5, 2026.
(6)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA CRITICAL MEDICAL, INC.

Date: May 6, 2026	By:	/s/ Melissa Tomkiel
	Name:	Melissa Tomkiel
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive & Financial Officer)

Date: May 6, 2026	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting and Integration Officer (Principal Accounting Officer)