Form 10-Q
period 2026-06-30
Strata Critical Medical, Inc.
filed 2026-08-04
CIK 1779128

000
499E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, there were 88,466,806 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

STRATA CRITICAL MEDICAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$16,317	$30,968
Restricted cash	264	264
Accounts receivable, net of allowance of $1,058 and $1,066 at June 30, 2026 and December 31, 2025, respectively	43,407	39,958
Short-term investments	6,436	30,263
Prepaid expenses and other current assets	54,586	24,739
Total current assets	121,010	126,192

Non-current assets:
Property and equipment, net	40,704	36,444
Intangible assets, net	60,008	47,502
Goodwill	106,946	88,210
Operating right-of-use asset	3,940	3,107
Other non-current assets	90	24,017
Total assets	$332,698	$325,472

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$18,381	$19,142
Operating lease liability, current	1,054	652
Other current liabilities	26,344	—
Total current liabilities	45,779	19,794

Non-current liabilities:
Warrant liability	—	1,530
Operating lease liability, non-current	3,201	2,655
Deferred tax liability	271	348
Other non-current liabilities	4,129	22,073
Total liabilities	53,380	46,400

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 authorized; 88,466,806 and 86,702,183 shares issued at June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid in capital	433,224	424,616
Accumulated other comprehensive income	—	—
Accumulated deficit	(153,913)	(145,551)
Total stockholders' equity	279,318	279,072
Total liabilities and stockholders' equity	$332,698	$325,472

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$72,506	$45,108	$139,890	$81,056
Cost of revenue	57,291	36,101	110,558	64,996
Gross profit	15,215	9,007	29,332	16,060

Operating expenses
Selling, general and administrative	13,996	13,292	29,601	25,622
Amortization of intangible assets	6,627	356	8,113	764
Total operating expenses	20,623	13,648	37,714	26,386

Operating loss from continuing operations	(5,408)	(4,641)	(8,382)	(10,326)

Other non-operating income (loss)
Interest income, net	331	1,155	804	2,476
Change in fair value of warrant liabilities	71	77	1,530	2,829
Change in fair value of assets and other liabilities	(5,510)	—	(2,066)	—
Total other non-operating income (loss)	(5,108)	1,232	268	5,305

Loss from continuing operations before income taxes	(10,516)	(3,409)	(8,114)	(5,021)
Income tax expense from continuing operations	—	—	—	—
Net loss from continuing operations	(10,516)	(3,409)	(8,114)	(5,021)
Net loss from discontinued operations	—	(334)	(248)	(2,215)
Net loss	$(10,516)	$(3,743)	$(8,362)	$(7,236)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.12)	$(0.04)	$(0.10)	$(0.06)
Discontinued operations	—	(0.01)	—	(0.03)
Total basic and diluted earnings (loss) per share	$(0.12)	$(0.05)	$(0.10)	$(0.09)

Weighted-average number of shares outstanding:
Basic	86,213,930	81,297,402	85,770,897	80,598,483
Diluted	86,213,930	81,297,402	85,770,897	80,598,483

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(10,516)	$(3,743)	$(8,362)	$(7,236)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	2,899	—	4,215
Other comprehensive income	—	2,899	—	4,215
Comprehensive loss	$(10,516)	$(844)	$(8,362)	$(3,021)

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2026	86,521,570	$7	$429,121	$—	$(143,397)	$285,731
Issuance of common stock upon exercise of stock options	25,000	—	3	—	—	3
Issuance of common stock upon settlement of restricted stock units	2,004,366	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	3,706	—	—	3,706
Shares withheld related to net share settlement	(826,190)	—	(4,206)	—	—	(4,206)
Issuance of common stock in acquisition	742,060	—	4,267	—	—	4,267
Non-cash capital contribution	—	—	333	—	—	333
Net loss	—	—	—	—	(10,516)	(10,516)
Balance as of June 30, 2026	88,466,806	$7	$433,224	$—	$(153,913)	$279,318

Balance as of April 1, 2025	80,973,634	$7	$407,047	$3,069	$(190,391)	$219,732
Issuance of common stock upon exercise of stock options	43,680	—	14	—	—	14
Issuance of common stock upon settlement of restricted stock units	985,270	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,349	—	—	5,349
Shares withheld related to net share settlement	(306,979)	—	(1,151)	—	—	(1,151)
Other comprehensive income	—	—	—	2,899	—	2,899
Net loss	—	—	—	—	(3,743)	(3,743)
Balance as of June 30, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	86,702,183	$7	$424,616	$—	$(145,551)	$279,072
Issuance of common stock upon exercise of stock options	311,960	—	55	—	—	55
Issuance of common stock upon settlement of restricted stock units	2,340,464	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	8,741	—	—	8,741
Shares withheld related to net share settlement	(954,527)	—	(4,788)	—	—	(4,788)
Retirement of common stock	(675,334)	—	—	—	—	—
Issuance of common stock in acquisition	742,060	—	4,267	—	—	4,267
Non-cash capital contribution	—	—	333	—	—	333
Net loss	—	—	—	—	(8,362)	(8,362)
Balance as of June 30, 2026	88,466,806	$7	$433,224	$—	$(153,913)	$279,318

Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,611,847	—	74	—	—	74
Issuance of common stock upon settlement of restricted stock units	2,450,677	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	9,566	—	—	9,566
Shares withheld related to net share settlement	(1,785,947)	—	(5,457)	—	—	(5,457)
Other comprehensive income	—	—	—	4,215	—	4,215
Net loss	—	—	—	—	(7,236)	(7,236)
Balance as of June 30, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(8,362)	$(7,236)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in gain on sale of business	344	—
Depreciation and amortization	11,575	3,473
Stock-based compensation	8,741	9,566
Change in fair value of warrant liabilities	(1,530)	(2,829)
Change in fair value of other assets and liabilities	2,066	—
Accretion of interest income on held-to-maturity securities	(446)	(1,508)
Deferred tax expense (benefit)	(96)	4
Non-cash capital contribution	333	—
Other	126	428
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194)	(1,650)
Accounts receivable	(517)	(6,777)
Other non-current assets	77	74
Operating right-of-use assets/lease liabilities	115	(61)
Accounts payable and accrued expenses	(2,645)	914
Deferred revenue	(15)	2,292
Net cash provided by/ (used in) operating activities (includes discontinued operations; see Note 5)	9,572	(3,310)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(34,823)	—
Cash transfer related to sale of business	(290)	—
Capitalized software development costs	(616)	(961)
Purchase of property and equipment, net of proceeds from disposal	(7,669)	(4,849)
Purchase of held-to-maturity investments	(6,254)	(96,403)
Proceeds from maturities of held-to-maturity investments	30,500	151,300
Net cash (used in) / provided by investing activities (includes discontinued operations; see Note 5)	(19,152)	49,087

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	55	74
Taxes paid related to net share settlement of equity awards	(4,788)	(5,457)
Payments for debt issuance costs	(338)	—
Net cash used in financing activities (includes discontinued operations; see Note 5)	(5,071)	(5,383)

Effect of foreign exchange rate changes on cash balances	—	277
Net (decrease) / increase in cash and cash equivalents and restricted cash	(14,651)	40,671
Cash and cash equivalents and restricted cash - beginning	31,232	19,647
Cash and cash equivalents and restricted cash - ending	$16,581	$60,318

Reconciliation to consolidated balance sheets (includes discontinued operations; see Note 5)
Cash and cash equivalents	$16,317	$58,754
Restricted cash	264	1,564
Total cash and cash equivalents and restricted cash	$16,581	$60,318

Supplemental cash flow information
Cash paid for:
Income Taxes paid	$93	$23
Non-cash investing and financing activities:
New leases under ASC 842 entered into during the period	$1,317	$1,200
Common stock issued for acquisition	4,267	—
Consideration payable in other current liabilities	2,950	—
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	59	234
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Strata Critical Medical, Inc. (“Strata” or the “Company”) is a national provider of time-critical logistics and medical services to the United States healthcare industry. The Company operates one of the largest air transport and surgical services networks for hospitals, transplant centers and Organ Procurement Organizations (“OPOs”), offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion for the transplant industry, as well as perfusion staffing, equipment solutions and clinical support for cardiovascular surgery centers.

Strata’s mission is to deliver expert clinical and logistics services that help the Company’s partners save more lives. Strata works alongside hospitals, OPOs, and surgical teams to increase the number of successful organ transplants and enable more efficient cardiovascular procedures, supported by a nationwide network of surgeons, perfusionists, logistics teams, aircraft, vehicles, and medical equipment.

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

During the six months ended June 30, 2026, the Company completed three separate acquisitions of regional clinical service providers within its Clinical segment, each negotiated and closed independently with a different seller, as part of the Company's acquisition strategy. On April 30, 2026, the Company acquired the assets of Ohio Valley Perfusion Associates, Inc. (“OVPA”), a provider of perfusion services to cardiac surgery programs in Ohio and Pennsylvania. On June 2, 2026, the Company acquired 100% of the equity interests of Louisville Perfusion Services, LLC (“LPS”), a provider of perfusion and blood management services to cardiac surgery programs in Kentucky. On June 22, 2026, the Company acquired 100% of the equity interests of Heart and Lung Transplant National Recovery Program, LLC (“HLT-NRP”), a provider of transplant surgical recovery services in the United States. See Note 3 for additional information on these acquisitions.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at June 30, 2026 and December 31, 2025 were $6,436 and $6,434, and $30,263 and $30,281, respectively. The held-to-maturity securities gross unrealized holding (loss) and gain as of June 30, 2026 and June 30, 2025 was $(2) and $7, respectively. The fair value hierarchy of the valuation inputs the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three months ended June 30, 2026. One national hospital group—comprised of three customers, each under a separate contract—accounted for approximately 13% of the Company’s revenue for the three months ended June 30, 2025.

No single customer accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2026. One national hospital group—comprised of three customers, each under a separate contract—accounted for approximately 13% of the Company’s revenue for the six months ended June 30, 2025.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of June 30, 2026. No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2025.

Major Vendors

One vendor accounted for 16% of the Company’s purchases from operating vendors for the three months ended June 30, 2026. Two vendors accounted for 19% and 10%, respectively, of the Company’s purchases from operating vendors for the three months ended June 30, 2025.

One vendor accounted for 14% of the Company’s purchases from operating vendors for the six months ended June 30, 2026. Two vendors accounted for 19% and 10%, respectively, of the Company’s purchases from operating vendors for the six months ended June 30, 2025.

Two vendors accounted for 18% and 11%, respectively, of the Company’s outstanding accounts payable as of June 30, 2026. One vendor accounted for 12% of the Company’s outstanding accounts payable as of December 31, 2025.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Property and Equipment, Net

	Useful Life (in years)	June 30, 2026	December 31, 2025
Aircraft, engines and related rotable parts (1)	2 - 20	$38,862	$32,454
Vehicles (1)	5	4,527	4,078
Leasehold improvements (2)	Shorter of useful life or life of lease	914	835
Furniture and fixtures (2)	5	672	391
Technology equipment (2)	3	157	64
Medical and other machinery equipment (1)	5	5,316	4,908
Total property and equipment, gross		50,448	42,730
Less: Accumulated depreciation		(9,744)	(6,286)
Total property and equipment, net		$40,704	$36,444
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within selling, general and administrative expenses.

For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense for property and equipment of $1,888 and $867, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded depreciation expense for property and equipment of $3,462 and $1,683, respectively.
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
Recently Issued Accounting Pronouncements — Adopted
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

Recently Issued Accounting Pronouncements — Not Adopted
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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01 issued in January 2025. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. The ASU is effective for annual periods beginning after December 15, 2026 for all public entities, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
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
Note 2 – Revenue
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by service category, as management believes this presentation best depicts how the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Logistics:
Logistics	$48,240	$45,108	$95,839	$81,056
Clinical:
Transplant Clinical	$12,521	$—	$22,360	$—
Other Clinical	11,745	—	21,691	—
Total Clinical	$24,266	$—	$44,051	$—
Total revenue	$72,506	$45,108	$139,890	$81,056
All revenues from external customers and all long-lived assets are attributed to the United States, the company’s country of domicile.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 3 – Acquisitions

On April 30, 2026, the Company acquired the assets of OVPA, a regional provider of perfusion services to cardiac surgery programs in Ohio and Pennsylvania. On June 2, 2026, the Company acquired 100% of the equity interests in LPS, a regional provider of perfusion and blood management services to cardiac surgery programs in Kentucky. On June 22, 2026, the Company acquired 100% of the equity interests in HLT-NRP, a provider of transplant surgical recovery services in the United States (collectively, the “2026 Acquisitions”). Transaction values for the individual acquisitions ranged from approximately $1,100 to $22,300. The 2026 Acquisitions are not considered material to our financial results or position on a standalone or combined basis.

The results of the 2026 Acquisitions are included in the unaudited interim condensed consolidated financial statements from their respective acquisition dates as part of the Clinical operating and reportable segment. Acquisition-related costs totaling $514 and $691 were expensed as incurred for the three and six months ended June 30, 2026, respectively and are included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations.

Consideration

Total purchase consideration for the 2026 Acquisitions was measured as of the respective acquisition dates at $42,417, comprised of (i) $35,200 of cash consideration paid at closing, (ii) $4,267 of equity consideration issued in connection with the acquisition of HLT-NRP, consisting of 742,060 shares of common stock issued to sellers, valued at the Company's closing share price at the date of that acquisition ($5.75 per share on June 22, 2026), and (iii) $2,950 of consideration payable related to the LPS acquisition comprised of a potential purchase price adjustment of up to $150 and contingent consideration with a maximum payout of $4,080 and no minimum payout, contingent upon retention of key clients over a 12 month period. The contingent consideration fair value at the acquisition date was calculated using an option-pricing model based on projected gross revenue relative to minimum and maximum performance thresholds specified in the purchase agreement, and is remeasured to fair value at each reporting date, with changes recognized in earnings on the Company’s consolidated statements of operations.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the unaudited interim condensed consolidated financial statements at their preliminary estimated fair values as of their respective acquisition dates, including identifiable intangible assets of $19,980 and goodwill of $18,208. Goodwill represents the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and primarily reflects expected revenue and cost synergies from expansion into additional locations and the value of the assembled workforce and their industry expertise. The 2026 Acquisitions are taxable business combinations, and the related goodwill is deductible for tax purposes.

The purchase price allocation is preliminary and, as additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from each acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. The purchase price was allocated on a preliminary basis as follows:

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Cash consideration	$35,200
Equity consideration	4,267
Contingent consideration	2,800
Other cash payable	150
Total purchase consideration	$42,417

Assets acquired:
Cash	$377
Accounts receivable	3,291
Prepaid expenses and other current assets	1,178
Property and equipment, net	137
Identifiable intangible assets (1)	19,980
Total identifiable assets acquired	24,963

Liabilities assumed:
Accounts payable and accrued expenses	754
Total liabilities assumed	754

Net assets acquired	24,209
Goodwill	18,208
Total consideration	$42,417
(1) Comprised of customer lists amortized on a straight-line basis over a 7 year estimated useful life. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

The preliminary fair value of the customer relationships was determined using the multi-period excess earnings method (“MPEEM”) or benchmarked based on available market data. MPEEM is an income approach methodology which measures economic benefits by calculating the cash flow attributable to an asset after deducting appropriate returns for contributory assets used by the business in generating the asset’s revenue and earnings.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had the 2026 Acquisitions been acquired on January 1, 2025. Our reported results for the three and six months ended June 30, 2025 do not include any results of Keystone, which we acquired on September 16, 2025; accordingly, the pro forma information for those 2025 periods also reflects the acquisition of Keystone as if it had occurred on January 1, 2024.
The pro forma results for the periods below include adjustments to amortization expense for the intangible assets recognized as part of the 2026 Acquisitions and the Keystone acquisition, and elimination of intercompany transactions between Strata and Keystone that were incurred prior to the acquisition. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited interim condensed consolidated results of operations of the consolidated business had the 2026 Acquisitions actually occurred on January 1, 2025 and the Keystone acquisition actually occurred on January 1, 2024, or of the results of our future operations of the consolidated business.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported revenue	$72,506	$45,108	$139,890	$81,056
Impact of 2026 acquisitions (1)	4,183	4,723	9,678	8,650
Impact of Keystone acquisition	—	16,885	—	31,709
Pro forma revenue	$76,689	$66,716	$149,568	$121,415

Reported loss from continuing operations before income taxes	$(10,516)	$(3,409)	$(8,114)	$(5,021)
Impact of 2026 acquisitions (2)	696	1,151	1,937	1,680
Impact of Keystone acquisition (3)	—	1,897	—	3,030
Pro forma loss before income taxes	$(9,820)	$(361)	$(6,177)	$(311)
(1) The three months ended June 30, 2026, reflect a partial period of LPS and HLT-NRP activity, as the acquisitions closed during the quarter. The three months ended June 30, 2025, reflect a full three months of LPS and HLT-NRP activity.
(2) Includes amortization expense related to identifiable intangible assets recognized as part of the 2026 Acquisitions of $577 and $714 for the three months ended June 30, 2026 and 2025, respectively, and $1,291 and $1,427 for the six months ended June 30, 2026 and 2025, respectively.
(3) Includes $1,101 and $2,201 of amortization expense related to identifiable intangible assets recognized as part of the Keystone acquisition for the three and six months ended June 30, 2025, respectively. Excludes $1,218 and $2,101 of pre-acquisition profit-sharing arrangements for the three and six months ended June 30, 2025, respectively, and $38,695 of transaction-related change-in-control bonuses for the six months ended June 30, 2025. The transaction-related change-in-control bonuses were incurred by Keystone and funded with acquisition proceeds.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2025	$88,210
Additions (1)	18,208
Adjustment (2)	528
Goodwill balance, June 30, 2026	$106,946
(1) Additions represent goodwill associated with the 2026 Acquisitions during the period ended June 30, 2026. See Note 3 for additional information.
(2) Represents measurement period adjustments made during the six months ended June 30, 2026, reflecting adjustments to the acquired net assets of Keystone. For additional information, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The goodwill balance presented above relates to continuing operations and arise from the acquisitions of Trinity, CJK, Keystone, OVPA, LPS, and HLT-NRP.
Intangible Assets
The following table presents information about the Company’s intangible assets as of:

		June 30, 2026			December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer list (1)	3-10 years	$62,480	$(7,636)	$54,844	$42,500	$(5,382)	$37,118
Trademarks (1)	6-10 years	9,800	(6,433)	3,367	9,800	(938)	8,862
Developed technology (1)	3 years	2,806	(1,009)	1,797	2,167	(645)	1,522
Total		$75,086	$(15,078)	$60,008	$54,467	$(6,965)	$47,502
(1) Includes intangible assets recognized in connection with the Keystone, Trinity, and 2026 Acquisitions. Developed technology also includes capitalized internal-use software development costs.

For the three months ended June 30, 2026 and 2025, amortization of finite-lived intangible assets was $6,627 and $356, respectively. For the six months ended June 30, 2026 and 2025, amortization of finite-lived intangible assets was $8,113 and $764, respectively. $5.0 million of the increase in amortization for the three and six months ended June 30, 2026 is attributable to accelerated amortization of Keystone and Trinity trade name intangibles, to be fully amortized by September 2026 as we rebrand to a unified Strata brand across the consolidated business. The remainder of the increase in amortization is largely attributable to intangibles generated from the acquisition of Keystone in mid-September 2025.
As of June 30, 2026, the estimated amortization expense of finite-lived intangible assets for each of the next five years are as follows:

For the Year Ended December 31,
Remainder of 2026	$7,337
2027	7,868
2028	7,624
2029	7,151
2030	7,091
Thereafter	22,937
Total	$60,008

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
The Company determined that the sale of the Passenger business represented a strategic shift that will have a major effect on its operations and financial results. Accordingly, the sale is classified as discontinued operations in accordance with ASC 205-20. The results of operations for the three and six months ended June 30, 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of June 30, 2026 or December 31, 2025.
During the three months ended March 31, 2026, the Company made a final post-closing net working capital adjustment payment of $290 to Joby Buyer pursuant to the terms of the Joby Purchase Agreement, representing the final settlement of all purchase price adjustments under the Joby Purchase Agreement.
As of June 30, 2026, the Company continues to carry amounts arising from the Passenger business sale on its unaudited interim condensed consolidated balance sheet classified within prepaid expenses and other current assets including: (i) contingent consideration of $15,868 representing the estimated fair value of the financial performance earn-out; (ii) contingent consideration for retention of $15,890; and (iii) indemnity holdbacks of $9,082. These amounts are remeasured at fair value at each reporting date, with subsequent changes in fair value recognized within continuing operations.
The following table summarizes the results of operations of the Passenger business which are presented as discontinued operations:

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$25,693	$—	$44,051
Cost of revenue	—	17,864	—	32,178
Gross profit	—	7,829	—	11,873

Operating expenses:
Selling, general and administrative	—	7,806	—	13,491
Amortization of intangible assets	—	336	—	593
Total operating expenses	—	8,142	—	14,084

Operating loss	—	(313)	—	(2,211)
Interest expense	—	—	—	—
Change in gain on sale and disposal of discontinued operations	—	—	(344)	—
Loss from discontinued operations before income taxes	—	(313)	(344)	(2,211)
Income tax expense (benefit) on discontinued operations	—	21	(96)	4
Net loss from discontinued operations	$—	$(334)	$(248)	$(2,215)
The tax benefit for the six months ended June 30, 2026, is attributable to discrete tax effects of the passenger sale.
The cash flows related to discontinued operations have not been segregated and are included in the unaudited interim condensed consolidated statements of cash flows. The following table presents depreciation and amortization, capital expenditures and other non-cash operating activities of the discontinued operations related to the Passenger business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$553	$—	$1,026
Stock-based compensation	—	493	—	895
Change in gain on sale of Passenger business	—	—	(344)	—
Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Contingent consideration asset related to sale of business	$31,758	$12,550
Prepaid expenses	7,409	7,182
Indemnity holdback related to sale of business	9,082	—
Other current assets	6,337	5,007
	$54,586	$24,739
The increase in Prepaid expenses and other current assets is due to the reclass of the contingent consideration for retention and the indemnity hold back related to sale of business from “Other non-current assets” as the balances are expected to be settled within one year or less.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 7 – Other Non-Current Assets
Other non-current assets consisted of the following:

	June 30, 2026	December 31, 2025
Contingent consideration for retention related to sale of business	$—	$15,150
Indemnity holdback related to sale of business	—	8,700
Other	90	167
	$90	$24,017
Note 8 – Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Share-based payment liability-classified related to sale of business	$16,851	$—
Contingent consideration - Keystone acquisition	6,343	—
Contingent consideration - LPS Acquisition	3,000	—
Other	150	—
	$26,344	$—
Note 9 – Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Share-based payment liability-classified related to sale of business	$—	$15,138
Contingent consideration - Keystone acquisition	1,832	4,625
Other	2,297	2,310
	$4,129	$22,073
Note 10 – Stock-Based Compensation

Stock Option Awards
All of the outstanding stock option awards are fully vested. To date, there have been no stock option awards granted under the Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan (f/k/a the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan) (the “Plan”).

Following is a summary of stock option activities for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2026	2,896,208	$0.19	$0.32	3.0
Exercised	(311,960)	0.18	0.12		$1,500
Outstanding – June 30, 2026	2,584,248	$0.19	$0.35	2.4	$13,135
Exercisable as of June 30, 2026	2,584,248	$0.19	$0.35	2.4	$13,135
Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 1,371,962 restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and vendors and 3,679,343 performance-based (tied to multi-year financial targets) restricted stock units (“PSUs”) granted to named executive officers, key employees and vendors under the Plan for

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

an aggregate of 5,051,305 (based on the target number of shares that may be issued assuming all performance targets are met).
The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.
Of the 3,679,343 PSUs: (i) 3,259,545 PSUs were granted in February and April 2026 with a three-year service period ending December 31, 2028 and a weighted-average grant-date fair value of $4.20 per share; these awards vest based on achievement of a cumulative Adjusted EBITDA target over the service period, subject to continued service through December 31, 2028 (ii) 419,798 PSUs represent additional shares that vested on previously granted PSUs upon achievement of their performance targets. Each RSU and PSU represents the right to receive one share of the Company’s common stock.

Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met. The estimate of the number of awards expected to vest is reassessed each reporting period.

Following is a summary of restricted stock unit activities for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2026	9,745,980	$3.84
Granted - RSUs	1,371,962	4.36
Granted - PSUs	3,679,343	4.06
Vested	(2,340,464)	3.38
Forfeited	(198,710)	3.69
Non-vested – June 30, 2026 (1)	12,258,111	$4.05
(1) Includes 6,392,105 of PSUs that will vest subject to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company and 2,950,219 awards (RSUs and PSUs) held by the Company’s former Chief Executive Officer that were modified in connection with the sale of the Passenger business. The modification changed the vesting conditions but did not affect the number of awards outstanding. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
As of June 30, 2026, unamortized stock-based compensation costs related to restricted share arrangements (RSUs and PSUs) were $20,954 and will be recognized over a weighted average period of 2.0 years (assuming the full service period for PSUs).
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expense	$3,706	$4,917	$8,741	$8,726
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

The following table reflects certain financial data of the Company’s reportable segments and includes the reconciliation to loss from continuing operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Logistics:
Revenue	$48,240	$45,108	$95,839	$81,056
Cost of revenue	39,352	36,101	77,786	64,996
Gross profit	$8,888	$9,007	$18,053	$16,060
Clinical:
Revenue	$24,266	$—	$44,051	$—
Cost of revenue	17,939	—	32,772	—
Gross profit	$6,327	$—	$11,279	$—
Consolidated:
Revenue	$72,506	$45,108	$139,890	$81,056
Cost of revenue	57,291	36,101	110,558	64,996
Gross profit	$15,215	$9,007	$29,332	$16,060

Reconciliation from the measure of segments performance to loss from consolidated operations before income taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$15,215	$9,007	$29,332	$16,060
Less:
Selling, general and administrative	13,996	13,292	29,601	25,622
Amortization of intangible assets	6,627	356	8,113	764
Operating loss from continuing operations	(5,408)	(4,641)	(8,382)	(10,326)
Plus (less):
Interest income, net	331	1,155	804	2,476
Change in fair value of warrant liabilities	71	77	1,530	2,829
Change in fair value of assets and other liabilities	(5,510)	—	(2,066)	—
Loss from continuing operations before income taxes	$(10,516)	$(3,409)	$(8,114)	$(5,021)

	June 30, 2026	December 31, 2025
Goodwill
Logistics	$15,540	$15,540
Clinical	91,406	72,670
Total Goodwill	$106,946	$88,210
Note 12 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income, adjusted for any discrete transactions occurring during the period. Discrete transactions during the six months ended June

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

30, 2026 related to changes in the fair value of contingent consideration associated with the Passenger business sale and Keystone acquisition, the acquisitions of LPS, OVPA and HLT-NRP, as well as the accelerated amortization of the Keystone trademark.
For the three and six months ended June 30, 2026 and 2025, no income tax expense (benefit) was recognized through continuing operations. The Company maintains a full valuation allowance on net deferred tax assets as of June 30, 2026, primarily due to uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for US federal and state income tax purposes.
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
Note 13 – Earnings per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and non vested restricted stock, where applicable. Antidilutive securities are disregarded in earnings per share calculations. For the periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.
A reconciliation of net income (loss) and common share amounts used in the computation of basic and diluted income (loss) per common share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(10,516)	$(3,409)	$(8,114)	$(5,021)
Net loss from discontinued operations	—	(334)	(248)	(2,215)
Net loss	$(10,516)	$(3,743)	$(8,362)	$(7,236)

Denominator:
Total weighted-average common shares outstanding	86,213,930	81,297,402	85,770,897	80,598,483

Basic and diluted earnings (loss) per share
Continuing operations	$(0.12)	$(0.04)	$(0.10)	$(0.06)
Discontinued operations	—	(0.01)	—	(0.03)
Total basic and diluted earnings (loss) per share	$(0.12)	$(0.05)	$(0.10)	$(0.09)

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2026 and 2025 because the effect of their inclusion would be anti-dilutive as the Company was in a net loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants to purchase shares of common stock (1)	—	14,166,644	—	14,166,644
Options to purchase shares of common stock	2,584,248	3,509,029	2,584,248	3,509,029
Outstanding shares in escrow (2)	1,041,969	—	1,041,969	—
Restricted shares of common stock	12,258,111	10,818,888	12,258,111	10,818,888
Total potentially dilutive securities	15,884,328	28,494,561	15,884,328	28,494,561
(1) The warrants expired in accordance with their original terms on May 7, 2026. For the three and six months ended June 30, 2025, warrants are excluded because the effect of their inclusion would be anti-dilutive as their exercise price exceeds the average market price of the Company’s common stock.
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
Note 14 – Commitments and Contingencies
Capacity Purchase Agreements
The Company has contractual relationships with various aircraft operators to provide aircraft service. Under these capacity purchase agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company. As of June 30, 2026, the Company has total remaining unfulfilled obligations of $3,887 for the year ending December 31, 2026.

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows. As of June 30, 2026, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
Note 15 – Warrant Liabilities
On May 7, 2021, the merger between Blade Urban Air Mobility, Inc. and the Company (then a special purpose acquisition company known as Experience Investment Corp. (“EIC”) was consummated (the “Merger”). The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC Initial Public Offering (“EIC IPO”) (whether they were purchased in the EIC IPO or thereafter in the open market), which were exercisable for an aggregate of 9,166,644 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to Sponsor in a private placement simultaneously with the closing of the EIC IPO, which were exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to remeasurement at each balance sheet date until exercised or expiration, and any change in fair value was recognized in the Company’s unaudited interim condensed consolidated statements of operations. The warrants expired unexercised in accordance with their original terms on May 7, 2026. No warrants were exercised, and no cash or shares were exchanged upon expiration. See Note 16 – Fair Value Measurements for additional information.
Note 16 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2026	December 31, 2025
Assets
Money market fund (1)	1	$8,774	$23,111
Contingent consideration asset related to sale of business	3	31,758	27,700
Indemnity holdback related to sale of business	3	9,082	8,700
Total assets at fair value		$49,614	$59,511

Liabilities
Warrant liabilities - Public Warrants	1	$—	$990
Warrant liabilities - Private Warrants	2	—	540
Share-based payment liability-classified related to sale of business	3	16,851	15,138
Equity consideration in escrow and contingent consideration - Keystone acquisition (2)	3	13,665	9,072
Contingent consideration - LPS	3	3,000	—
Total liabilities at fair value		$33,516	$25,740
(1) As of June 30, 2026 and 2025, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents on the unaudited interim condensed consolidated balance sheets.
(2) Equity consideration in escrow and contingent consideration related to the Keystone acquisition are presented within “Accounts payable and accrued expenses”, “Other current liabilities” and “Other non-current liabilities” as applicable on the unaudited interim condensed consolidated balance sheets.

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.
Fair Value of Warrant Liabilities
The Public and Private warrants expired in accordance with their original terms on May 7, 2026. The warrants were previously accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” on the Company’s unaudited interim condensed consolidated balance sheets. The warrant liabilities were measured at fair value upon initial recognition and on a recurring basis, with changes in fair value presented within “Change in fair value of warrant liabilities” in the unaudited interim condensed consolidated statements of operations.
The Public Warrants were considered part of Level 1 of the fair value hierarchy, as those securities were traded on an active public market. At May 7, 2021 and thereafter, the Company valued the Private Warrants using Level 2 of the fair value hierarchy. The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they were substantially similar to the Public Warrants, but not directly traded or quoted on an active market. As the warrants expired unexercised, the Company recognized no further changes in fair value of warrant liabilities subsequent to the expiration date.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Subsequent Measurement - Warrant Liabilities

The following table presents the changes in fair value of the warrant liabilities which reflects the expiration during the period:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2026	$990	$540	$1,530
Change in fair value through expiration of warrant liabilities	(990)	(540)	(1,530)
Fair value as of June 30, 2026	$—	$—	$—

Subsequent Measurement - Level 3 Assets and Liabilities
The following table presents the changes in fair value of the Level 3 assets for the six months ended June 30, 2026:

	Contingent Consideration Asset	Indemnity Holdback	Total
Fair value as of January 1, 2026	$27,700	$8,700	$36,400
Change in fair value	4,058	382	4,440
Fair value as of June 30, 2026	$31,758	$9,082	$40,840

The contingent consideration asset and indemnity holdback increased by $3,219 for the three months ended June 30, 2026.

The following table presents the changes in fair value of the Level 3 liabilities for the six months ended June 30, 2026:

	Share-Based Payment Liability	Equity Consideration in Escrow and Contingent Consideration - Keystone	Contingent Consideration - LPS	Total
Fair value as of January 1, 2026	$15,138	$9,072	$—	$24,210
Additions	—	—	2,800	2,800
Change in fair value	1,713	4,593	200	6,506
Fair value as of June 30, 2026	$16,851	$13,665	$3,000	$33,516

Share based payment liability increased by $3,868 for the three months ended June 30, 2026. Equity consideration in escrow and contingent consideration for Keystone increased by $4,661 for the three months ended June 30, 2026, primarily driven by performance to date. See Note 3 – Acquisitions for additional details related to the contingent consideration added for LPS.

Changes in fair value were reflected in “Change in fair value of assets and other liabilities” in the unaudited interim condensed consolidated statements of operations.
Note 17 – Stockholders' Equity
Preferred Stock
The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative,

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of June 30, 2026 or 2025.

Non-cash capital contribution
In connection with the Keystone acquisition, during the six months ended June 30, 2026 the seller allocated a portion of the earnout to a vendor. This arrangement does not represent a new liability to the Company. It is recognized as expense as the payment is contingent on the vendor's providing services to the Company. During the three and six months ended June 30, 2026, the Company recognized $333 of compensation expense within selling, general and administrative expense with a corresponding non-cash increase to additional paid-in capital.
Note 18 – Credit Facility

Description of the ABL Facility
On January 30, 2026, the Company entered into a secured asset-based revolving credit facility (the "ABL Facility") pursuant to a Credit Agreement (the "Credit Agreement") among the Company, certain of its subsidiaries as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Facility provides for revolving borrowings of up to $30.0 million, subject to customary borrowing base limitations based on eligible accounts receivable, and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other customary conditions. The ABL Facility matures on January 30, 2029 and is available for working capital and general corporate purposes.
Interest Rate and Fees
Borrowings under the ABL Facility bear interest, at the Company's election, at either (i) an adjusted term Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 2.00%, or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the daily average unused portion of the ABL Facility. As of June 30, 2026, no amounts were outstanding under the ABL Facility.
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
The Credit Agreement also includes customary events of default, including payment defaults, covenant breaches, cross-defaults to material indebtedness, and certain insolvency events. Upon an event of default, the lenders may, among other remedies, terminate commitments, accelerate outstanding obligations, and exercise remedies against the collateral. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Costs

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The Company incurred debt issuance deferred costs of $0.3 million during the six month period ended June 30, 2026. The deferred costs are being amortized on a straight-line basis over the 36-month term of the ABL Facility.
Note 19 – Subsequent Events
On July 27, 2026, the Company entered into an agreement resolving certain post-closing matters related to the Keystone acquisition. Pursuant to the agreement, 386,961 shares held in escrow were forfeited and returned to the Company for cancellation, and the remaining 655,009 shares were released to the sellers (subject to a multi-year lockup). The Company’s unaudited interim condensed consolidated balance sheet as of June 30, 2026 continues to reflect the $5,490 liability associated with 1,041,969 escrow shares, presented within “Accounts payable and accrued expenses”.

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

Logistics Segment
Strata’s Logistics segment includes the following:
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

Clinical Segment
Strata’s Clinical segment includes the following:
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

2026 Acquisitions

On April 30, 2026, the Company acquired the assets of Ohio Valley Perfusion Associates, Inc. (“OVPA”), a regional provider of perfusion and related clinical services, including extracorporeal membrane oxygenation ("ECMO") and autotransfusion services, to cardiac surgery programs in Ohio and Pennsylvania, for consideration of approximately $1.1 million.

On June 2, 2026, the Company completed the acquisition of 100% of the equity interests of Louisville Perfusion Services, LLC ("LPS"), a regional provider of perfusion and blood management services to cardiac surgery programs in Kentucky, for $16.1 million in cash consideration paid at closing, plus up to an additional $4.1 million in contingent consideration based on the financial performance of LPS during the 12 months following closing.

On June 22, 2026, the Company completed the acquisition of 100% of the equity interests of Heart and Lung Transplant National Recovery Program, LLC (“HLT-NRP”), a provider of transplant surgical recovery services in the United States, expanding the Company's network of transplant surgeons and geographic reach in key markets. The transaction value of $22.3 million consisted of $18.0 million in cash and $4.3 million in Company common stock, which is subject to a multi-year lockup based on the seller's continued participation in the business.

None of these acquisitions, individually or in the aggregate, are considered material to the Company's financial position or results of operations. See Note 3 to the unaudited interim condensed consolidated financial statements for additional information.
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
Clinical Services
We employ perfusionists and transplant surgeons that are typically dedicated to a particular geography, but may also be co-located with our air logistics resources to enable rapid deployment to anywhere in the United States. We own perfusion equipment which is often provided as part of our services or offered through a traditional leasing arrangement.

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

We have responded to customer demand by introducing new services through our acquisition of Keystone, which launched our Clinical segment and enabled us to provide surgical recovery, NRP, and other related services as part of an end-to-end offering. We have also added new offerings organically, such as our organ placement offering, whereby we assist customers in evaluating the suitability of potential donor organs for transplant. However, customers may still demand services or technology that we cannot provide, which could have a material adverse effect on our business, results of operations, and financial condition.

The market for our clinical service offerings, including surgical organ recovery, organ placement, and perfusion, both for transplant and for cardiac care hospitals, is also highly competitive. We compete in our Clinical segment primarily on our ability to provide high-quality, reliable service, integrating electronic recordkeeping to demonstrate compliance with best practices.

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

The results of operations for the three and six months ended June 30, 2026 and 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of June 30, 2026 or December 31, 2025. See Note 5 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$72,506	$45,108	$139,890	$81,056
Cost of revenue	57,291	36,101	110,558	64,996
Gross profit	15,215	9,007	29,332	16,060

Operating expenses
Selling, general and administrative	13,996	13,292	29,601	25,622
Amortization of intangible assets	6,627	356	8,113	764
Total operating expenses	20,623	13,648	37,714	26,386

Operating loss from continuing operations	(5,408)	(4,641)	(8,382)	(10,326)

Other non-operating income (loss)
Interest income, net	331	1,155	804	2,476
Change in fair value of warrant liabilities	71	77	1,530	2,829
Change in fair value of assets and other liabilities	(5,510)	—	(2,066)	—
Total other non-operating income (loss)	(5,108)	1,232	268	5,305

Loss from continuing operations before income taxes	(10,516)	(3,409)	(8,114)	(5,021)
Income tax expense from continuing operations	—	—	—	—
Net loss from continuing operations	$(10,516)	$(3,409)	$(8,114)	$(5,021)
Net loss from discontinued operations	—	(334)	(248)	(2,215)
Net loss	$(10,516)	$(3,743)	$(8,362)	$(7,236)

Revenue
Disaggregated revenue by segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Logistics:
Logistics	$48,240	$45,108	6.9%	$95,839	$81,056	18.2%
Clinical:
Transplant Clinical	$12,521	$—	NM(1)	$22,360	$—	NM(1)
Other Clinical	11,745	—	NM(1)	21,691	—	NM(1)
Total Clinical	$24,266	$—	NM(1)	$44,051	$—	NM(1)
Total Revenue	$72,506	$45,108	60.7%	$139,890	$81,056	72.6%
(1) Percentage not meaningful.
Comparison of the Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026 and 2025, revenue increased by $27.4 million, or 60.7%, from $45.1 million in 2025 to $72.5 million in 2026.
Logistics revenue increased by $3.1 million, or 6.9%, from $45.1 million in 2025 to $48.2 million in 2026, resulting from (i) increased air revenue, driven by higher revenue per flight hour, partially offset by a decrease in flight hours attributable primarily to client mix; (ii) an increase in ground transportation revenue; and (iii) growth in TOPS organ placement revenue, driven by new clients and annual pricing escalators.
Clinical revenue was $24.3 million in the current period, reflecting the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026 and 2025, revenue increased by $58.8 million, or 72.6%, from $81.1 million in 2025 to $139.9 million in 2026.
Logistics revenue increased by $14.8 million, or 18.2%, from $81.1 million in 2025 to $95.8 million in 2026, resulting from (i) increased air revenue, driven by growth in revenue per flight hour and in flight hours, attributable to growth with both existing and new clients, which primarily began generating revenue in the second quarter of 2025; (ii) increased ground transportation revenue; and (iii) growth in TOPS organ placement revenue, driven by new clients and annual pricing escalators.
Clinical revenue was $44.1 million in the current period, reflecting the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	Change
	(in thousands, except percentages)
Gross profit:
Logistics	$8,888	$9,007	(1.3)%	$18,053	$16,060	12.4%
Clinical	6,327	—	NM(1)	11,279	—	NM(1)
Total gross profit	$15,215	$9,007	68.9%	$29,332	$16,060	82.6%
Gross margin:
Logistics	18.4%	20.0%		18.8%	19.8%
Clinical	26.1%	—		25.6%	—
Total gross margin	21.0%	20.0%		21.0%	19.8%
(1) Percentage not meaningful.
Comparison of the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2026 and 2025, Logistics gross profit decreased by $(0.1) million, or (1.3)%, from $9.0 million in 2025 to $8.9 million in 2026, attributable to a decline in gross margin from 20.0% in 2025 to 18.4% in 2026, partially offset by a 6.9% increase in revenue. The decrease in gross margin is mostly attributable to: (i) higher fuel surcharge and fuel costs; (ii) higher owned fleet costs relative to the prior year period; (iii) customer mix shift; and (iv) lower ground margins, reflecting a higher mix of third-party operators versus owned hubs as a percentage of revenue. For the three months ended June 30, 2026, Clinical gross profit was $6.3 million with a gross margin of 26.1%, attributable to the acquisition of Keystone in mid-September 2025.

Total gross margin increased from 20.0% in 2025 to 21.0% in 2026, attributable primarily to the acquisition of Keystone in mid-September 2025, which operates at a higher average gross margin.

Comparison of the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026 and 2025, Logistics gross profit increased by $2.0 million, or 12.4%, from $16.1 million in 2025 to $18.1 million in 2026, attributable to the 18.2% increase in revenue, partially offset by a decrease in gross margin from 19.8% in 2025 to 18.8% in 2026. The decrease in gross margin is mostly attributable to: (i) higher fuel surcharge and fuel costs; (ii) higher owned fleet costs relative to the prior year period; (iii) customer mix shift; and (iv) lower ground margins, reflecting a higher mix of third-party operators versus owned hubs as a percentage of revenue. For the six months ended ended June 30, 2026, Clinical gross profit was $11.3 million with a gross margin of 25.6%, attributable to the acquisition of Keystone in mid-September 2025.

Total gross margin increased from 19.8% in 2025 to 21.0% in 2026, attributable primarily to the acquisition of Keystone in mid-September 2025, which operates at a higher average gross margin.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
General and administrative staff and related costs	$5,683	$4,955	14.7%	$11,444	$10,164	12.6%
Selling and marketing including staff costs	367	427	(14.1)%	951	650	46.3%
Software development and IT including staff costs	1,006	696	44.5%	2,124	1,415	50.1%
Professional fees	1,830	1,103	65.9%	3,658	2,304	58.8%
Facilities and insurance	1,303	1,180	10.4%	2,515	2,288	9.9%
Stock-based compensation	3,706	4,917	(24.6)%	8,741	8,726	0.2%
Depreciation and impairment of property and equipment	101	14	621.4%	168	75	124.0%
Total selling, general and administrative	$13,996	$13,292	5.3%	$29,601	$25,622	15.5%
Percentage of revenue	19%	29%		21%	32%
Comparison of the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2026 and 2025, total selling, general and administrative expense increased by $0.7 million, or 5.3%, from $13.3 million in 2025 to $14.0 million in 2026.

The increase primarily resulted from (i) a $0.7 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September 2025 contributing $1.1 million, partially offset by the transfer of certain headquarters employees in connection with the sale of the Passenger business in the third quarter of 2025; (ii) a $0.7 million increase in professional fees, driven by M&A transaction costs; and (iii) a $(1.2) million decrease in stock-based compensation, driven by the transfer of certain headquarters employees to the buyer in connection with the sale of the Passenger business in the third quarter of 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
For the six months ended June 30, 2026 and 2025, total selling, general and administrative expense increased by $4.0 million, or 15.5%, from $25.6 million in 2025 to $29.6 million in 2026.
The increase primarily resulted from (i) a $1.3 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September contributing $1.9 million, partially offset by the transfer of certain headquarters employees in connection with the sale of the Passenger business in the third quarter of 2025; (ii) a $0.3 million increase in selling and marketing attributable to the acquisition of Keystone (iii) a $0.7 million increase in software development and IT including staff costs driven by the integration of Keystone’s software as well as software application costs incurred to separate our software from the Passenger platform and increased users of enterprise software applications following the recent acquisitions; and (iv) a $1.4 million increase in professional fees, driven by M&A transaction costs, as well as reorganization and restructuring costs following the sale of the Passenger business, including integration costs related to Keystone.
Amortization of intangible assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$6,627	$356	1,761.5%	$8,113	$764	961.9%
Percentage of revenue	9%	1%		6%	1%
Comparison of the Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026 and 2025, amortization of intangible assets increased by $6.3 million, or 1,761.5%, from $0.4 million in 2025 to $6.6 million in 2026, resulting from (i) $5.0 million of accelerated amortization of the Keystone and Trinity trade name intangibles to be fully amortized by September 2026 as we rebrand to a unified Strata brand across the consolidated business and (ii) $1.3 million of amortization related to intangible assets recognized in the Keystone acquisition in mid-September 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026 and 2025, amortization of intangible assets increased by $7.3 million, or 961.9%, from $0.8 million in 2025 to $8.1 million in 2026, resulting from (i) $5.0 million of accelerated amortization of the Keystone and Trinity trade name intangibles, to be fully amortized by September 2026 as we rebrand to a unified Strata brand across the consolidated business and (ii) $2.3 million of amortization related to intangible assets recognized in the Keystone acquisition in mid-September 2025.
Other Non-Operating Income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Interest income, net	$331	$1,155		$804	$2,476
Change in fair value of warrant liabilities	71	77		1,530	2,829
Change in fair value of assets and other liabilities	(5,510)	—		(2,066)	—
Total other non-operating income (loss)	$(5,108)	$1,232	(514.6)%	$268	$5,305	(94.9)%
Comparison of the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2026, total other non-operating loss consisted of: (i) $0.3 million interest income, net primarily attributable to short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $0.1 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price. The warrant liabilities expired as of May 2026 with no remaining balance; and (iii) $5.5 million of non-cash expense from the remeasurement of assets and liabilities carried at fair value each reporting period.

For the three months ended June 30, 2025, total other non-operating income consisted of: (i) $1.2 million interest income, attributable to short-term investments and money market funds; and a (ii) $0.1 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

Comparison of the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, total other non-operating income consisted of: (i) $0.8 million interest income, net primarily attributable to short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $1.5 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price. The warrant liabilities expired as of May 2026 with no remaining balance; and (iii) $(2.1) million of non-cash expense from the remeasurement of assets and liabilities carried at fair value each reporting period.

For the six months ended June 30, 2025, total other non-operating income consisted of: (i) $2.5 million interest income, attributable to short-term investments and money market funds; and a (ii) $2.8 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price.

Loss from discontinued operations, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Net loss from discontinued operations	$—	$(334)	(100.0)%	$(248)	$(2,215)	(88.8)%
Comparison of the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2025, net loss from discontinued operations was $0.3 million, consisting of operating loss before tax of $0.3 million attributable to the Passenger business operations in the United States and Europe.
Comparison of the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, net loss from discontinued operations was $(0.2) million, consisting of a post-closing adjustment to capital gain on the sale of the Passenger business of $0.3 million, net of tax benefit of $(0.1) million.
For the six months ended June 30, 2025, net loss from discontinued operations was $(2.2) million, consisting of operating loss before tax of $(2.2) million attributable to the Passenger business operations in the United States and Europe.
Adjusted EBITDA

The following table presents our consolidated results on a continuing operations basis for Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Adjusted EBITDA (1)	$7,887	$2,466	219.8%	$14,297	$2,882	396.1%
(1) See section below “Reconciliations of Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Comparison of the Three Months Ended June 30, 2026 and 2025
Adjusted EBITDA from continuing operations increased by $5.4 million for the three months ended June 30, 2026 from $2.5 million in 2025 to $7.9 million in 2026, resulting from a $6.2 million increase in gross profit, partially offset by a $1.7 million increase in fixed costs, primarily attributable to the addition of Keystone in mid-September 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
Adjusted EBITDA from continuing operations improved by $11.4 million for the six months ended June 30, 2026 from $2.9 million in 2025 to $14.3 million in 2026, resulting from a $13.3 million increase in gross profit, partially offset by a $3.5 million increase in fixed costs, primarily attributable to the addition of Keystone in mid-September 2025.
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
Adjusted EBITDA

Defined as net loss from continuing operations adjusted to exclude: (1) depreciation and amortization; (2) stock-based compensation; (3) change in fair value of warrant liabilities and assets and other liabilities; (4) interest income and expense; (5)

income tax; and (6) certain other non-recurring items (shown below) that management does not believe are indicative of the Company’s ongoing operating performance and would impact the comparability of results between periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net loss from continuing operations	$(10,516)	$(3,409)	$(8,114)	$(5,021)
Add (deduct):
Depreciation and amortization	8,515	1,223	11,575	2,447
Stock-based compensation	3,706	4,917	8,741	8,726
Change in fair value of warrant liabilities	(71)	(77)	(1,530)	(2,829)
Change in fair value of assets and other liabilities	5,510	—	2,066	—
Interest income, net	(331)	(1,155)	(804)	(2,476)
Legal expenses and regulatory advocacy fees (1)	(83)	345	126	703
Contingent consideration compensation (earn-out) (2)	333	—	333	—
M&A transaction costs and integration of the acquired company (3)	652	17	1,302	34
Reorganization and rebranding costs related to the sale of the Passenger business (4)	172	—	591	—
Corporate staff costs included in the sold Passenger business (5)	—	605	—	1,298
Other	—	—	11	—
Adjusted EBITDA	$7,887	$2,466	$14,297	$2,882
Revenue	$72,506	$45,108	$139,890	$81,056
Adjusted EBITDA as a percentage of revenue	11%	5%	10%	4%
(1) For the three months ended June 30, 2026, includes the reversal of a provision that had previously been adjusted in the calculation of Adjusted EBITDA, partially offset by legal fees relating to one specific litigation. For the six months ended June 30, 2026, includes the settlement fees related to one legal matter and legal fees relating to one specific litigation, partially offset by the reversal of a provision that had previously been adjusted in the calculation of Adjusted EBITDA. For the three and six months ended June 30, 2025, comprised of legal fees related to the Drulias class action lawsuit which the parties entered into a Stipulation of Settlement to fully resolve the matter in December 2025. We consider those matters to be non-recurring and not representative of the legal and regulatory advocacy costs typically incurred in the ordinary course of business.
(2) Represents contingent consideration in connection with the Keystone acquisition, where part of the Seller earnout was allocated to a vendor.
(3) For the three and six months ended June 30, 2026, consists of M&A transaction costs (including legal fees and professional fees related to financial, legal, and tax due diligence); and costs of integrating Keystone into a public company environment, including enterprise resource planning migration and software development costs to enhance its internally developed software to meet internal control standards.
(4) For the three and six months ended June 30, 2026, consists of rebranding costs related to the decommissioning of the Blade brand and the introduction of the Strata brand; one-time reorganization costs related to the restructuring of Strata headquarters staff following the transfer of certain positions to Joby Aviation; and software application costs incurred to separate our software from the Passenger platform.
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

Liquidity and Capital Resources
Sources of Liquidity

As of June 30, 2026 and December 31, 2025, we had total liquidity of $22.8 million and $61.2 million, respectively, consisting of cash and cash equivalents of $16.3 million and $31.0 million, respectively, and short-term investments of $6.4 million and $30.3 million, respectively. In addition, as of June 30, 2026 and December 31, 2025, we had restricted cash of $0.3 million.
With $22.8 million of total liquid funds as of June 30, 2026, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date this Quarterly Report is filed. Although we have not historically relied on external sources of financing to help fund our operational needs, in January 2026 we entered into a revolving credit facility (the “ABL Facility”) backed by our accounts receivable, that provides additional liquidity and financial flexibility. This facility provides for borrowings of up to $30.0 million and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other conditions. The ABL Facility matures on January 30, 2029.
Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.00% or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the unused portion of the facility. For further information on the ABL Facility, refer to Note 18 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Liquidity Requirements
As of June 30, 2026, the Company had net working capital of $75.2 million, cash and cash equivalents of $16.3 million, and short-term investments of $6.4 million. The Company had net losses of $8.4 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of June 30, 2026, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees under CPAs of $3.9 million for the year ending December 31, 2026. See “—Capacity Purchase Agreements” within Note 14 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.5 million and $1.1 million for the years ending December 31, 2026 and 2027, respectively.

We may be required to make earn-out payments in connection with the acquisitions of Keystone Perfusion Services, LLC and Louisville Perfusion Services, Inc., and may be entitled to receive earn-out proceeds in connection with the Passenger business divestiture. The fair value of the related contingent consideration assets and liabilities is included in the unaudited interim condensed consolidated balance sheets.

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
For 2025, Passenger cash flows are reflected from January 1 through the August 29, 2025 divestiture date, after which the related assets and liabilities were derecognized. Cash flows of Keystone are included beginning on the September 16, 2025 acquisition date. Cash flows of the 2026 acquisitions are included beginning on their respective acquisition dates. As a result, period-over-period changes may not be directly comparable.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by / (used in) operating activities	$9,572	$(3,310)
Net cash (used in) / provided by investing activities	(19,152)	49,087
Net cash used in financing activities	(5,071)	(5,383)
Effect of foreign exchange rate changes on cash balances	—	277
Net (decrease) / increase in cash and cash equivalents and restricted cash	$(14,651)	$40,671
Cash Provided by / (Used In) Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $9.6 million, driven by a net loss of $8.4 million, adjusted for net non-cash items of $21.1 million and $3.2 million of net cash used by changes in working capital assets and liabilities. The $3.2 million of net cash used by changes in working capital assets and liabilities was primarily driven by: a $2.6 million decrease in accounts payable and accrued expenses attributable mainly to the payment of the 2025 short term incentive plan bonus; a $0.5 million increase in accounts receivable reflecting growth in the Clinical segment, and a $0.2 million increase in prepaid expenses and other current assets driven by insurance prepayment partially offset by the timing of operator prepayments.
For the six months ended June 30, 2025, net cash used in operating activities was $3.3 million, driven by a net loss of $7.2 million, adjusted for net non-cash items of $9.1 million and $5.2 million of net cash used by changes in working capital assets and liabilities. The $5.2 million of net cash used by changes in working capital assets and liabilities was primarily driven by a $6.8 million increase in accounts receivable, reflecting revenue growth, and a $1.7 million increase in prepaid expenses and other current assets driven by higher prepaid operator payments and accrued revenue; partially offset by a $2.3 million increase in deferred revenue attributable to Passenger business retail customers prepayments and a $0.9 million increase in accounts payable and accrued expenses.
Cash (Used In) / Provided by Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $19.2 million, driven by $34.8 million in cash consideration paid, net of cash acquired, in connection with the 2026 Acquisitions; $7.7 million in purchases of property and equipment, driven primarily by $3.7 million for the acquisition of an aircraft and $2.7 million of capitalized maintenance costs of the existing fleet; $6.3 million in purchases of held-to-maturity investments; $0.6 million in capitalized software development costs; and $0.3 million in cash transferred with the sale of the Passenger business, driven by the final net working capital adjustment payment to the buyer; partially offset by $30.5 million of proceeds from maturities of held-to-maturity investments.
For the six months ended June 30, 2025, net cash provided by investing activities was $49.1 million, driven by $151.3 million of proceeds from maturities of held-to-maturity investments; offset by $96.4 million in purchases of held-to-maturity investments, $4.9 million in purchases of property and equipment, consisting primarily of a spare engine and aircraft related capitalized maintenance costs for the existing fleet, purchase of vehicles used in generating revenue; and $1.0 million in capitalized software development costs.
Cash Used In Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $5.1 million, driven by $4.8 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company and $0.3 million of debt issuance costs incurred with establishing the ABL Facility.

For the six months ended June 30, 2025, net cash used in financing activities was $5.4 million, reflecting $5.5 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company, partially offset by $0.1 million of proceeds from the exercise of stock options.

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
For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies and estimates as of June 30, 2026.
Item 3. Quantitative and qualitative disclosures about market risk
Our primary market risk exposure is interest rate risk related to potential borrowings. Borrowings under our ABL Facility bear interest at a variable rate based on SOFR plus an applicable margin as described in Note 18 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of June 30, 2026, there were no outstanding borrowings under the ABL Facility and accordingly our earnings and cash flows would not have been materially impacted by a hypothetical change in interest rates.
We do not have material exposure to foreign currency exchange rate risk as our operations are conducted entirely within the United States following the sale of our Passenger business in August 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our co-principal executive officers and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See “—Legal and Environmental” within Note 14 to the unaudited interim condensed consolidated financial statements in Part I, Item 1 for information on legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On June 24, 2026, the Company issued 742,060 shares of our common stock as partial consideration for the acquisition of Heart and Lung Transplant National Recovery Program, LLC (“HLT-NRP”). These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to the equity holders of HLT-NRP in a privately negotiated transaction not involving any public offering or solicitation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.)
3.2(2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Strata Critical Medical, Inc. (f/k/a Blade Air Mobility, Inc.)
3.3(3)	Amended and Restated Bylaws of Strata Critical Medical, Inc.
31.1*(4)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*(4)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*(4)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*(4)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
(1)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on May 13, 2021.
(2)Incorporated by reference to Exhibit 3.1 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(3)Incorporated by reference to Exhibit 3.2 of our Form 8-K (file number 001-39046) filed on August 29, 2025.
(4)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA CRITICAL MEDICAL, INC.

Date: August 4, 2026	By:	/s/ Melissa Tomkiel
	Name:	Melissa Tomkiel
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive & Financial Officer)

Date: August 4, 2026	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting and Integration Officer (Principal Accounting Officer)