Form 10-Q
period 2026-09-30
Strata Critical Medical, Inc.
filed 2026-11-03
CIK 1779128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, there were 89,319,857 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

STRATA CRITICAL MEDICAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,136	$30,968
Restricted cash	265	264
Accounts receivable, net of allowance of $195 and $1,066 at September 30, 2026 and December 31, 2025, respectively	42,772	39,958
Short-term investments	6,505	30,263
Prepaid expenses and other current assets	40,461	24,739
Total current assets	125,139	126,192

Non-current assets:
Property and equipment, net	39,622	36,444
Intangible assets, net	58,830	47,502
Goodwill	101,918	88,210
Operating right-of-use asset	3,287	3,107
Other non-current assets	88	24,017
Total assets	$328,884	$325,472

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,358	$19,142
Operating lease liability, current	858	652
Other current liabilities	29,902	—
Total current liabilities	45,118	19,794

Non-current liabilities:
Warrant liability	—	1,530
Operating lease liability, non-current	2,765	2,655
Deferred tax liability	271	348
Other non-current liabilities	4,355	22,073
Total liabilities	52,509	46,400

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 89,317,857 and 86,702,183 shares issued at September 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	437,896	424,616
Accumulated other comprehensive income	—	—
Accumulated deficit	(161,528)	(145,551)
Total stockholders' equity	276,375	279,072
Total liabilities and stockholders' equity	$328,884	$325,472

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$74,081	$49,298	$213,971	$130,354
Cost of revenue	57,261	38,644	167,819	103,640
Gross profit	16,820	10,654	46,152	26,714

Operating expenses
Selling, general and administrative	15,140	15,912	44,741	41,534
Amortization of intangible assets	5,511	364	13,624	1,128
Total operating expenses	20,651	16,276	58,365	42,662

Operating loss from continuing operations	(3,831)	(5,622)	(12,213)	(15,948)

Other non-operating income (loss)
Interest income, net	146	1,127	950	3,603
Change in fair value of warrant liabilities	—	33	1,530	2,862
Change in fair value of assets and other liabilities	(2,649)	—	(4,715)	—
Realized loss from sales of short-term investments	(1,281)	(5,195)	(1,281)	(5,195)
Total other non-operating income (loss)	(3,784)	(4,035)	(3,516)	1,270

Loss from continuing operations before income taxes	(7,615)	(9,657)	(15,729)	(14,678)
Income tax expense from continuing operations	—	—	—	—
Net loss from continuing operations	(7,615)	(9,657)	(15,729)	(14,678)
Net income (loss) from discontinued operations	—	67,073	(248)	64,858
Net income (loss)	$(7,615)	$57,416	$(15,977)	$50,180

Basic and diluted earnings (loss) per share
Continuing operations	$(0.09)	$(0.12)	$(0.18)	$(0.18)
Discontinued operations	—	0.81	—	0.80
Total basic and diluted earnings (loss) per share	$(0.09)	$0.70	$(0.18)	$0.62

Weighted-average number of shares outstanding:
Basic	88,274,370	82,454,657	86,614,558	81,223,912
Diluted	88,274,370	82,454,657	86,614,558	81,223,912

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(7,615)	$57,416	$(15,977)	$50,180
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5,968)	—	(1,753)
Other comprehensive income (loss)	—	(5,968)	—	(1,753)
Comprehensive (loss) income	$(7,615)	$51,448	$(15,977)	$48,427

See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2026	88,466,806	$7	$433,224	$—	$(153,913)	$279,318
Issuance of common stock upon exercise of stock options	14,000	—	4	—	—	4
Issuance of common stock upon settlement of restricted stock units	1,626,589	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	5,049	—	—	5,049
Reclassification of escrowed share consideration from liability to equity	—	—	3,366	—	—	3,366
Shares withheld related to net share settlement	(789,538)	—	(4,086)	—	—	(4,086)
Non-cash capital contribution	—	—	339	—	—	339
Net loss	—	—	—	—	(7,615)	(7,615)
Balance as of September 30, 2026	89,317,857	$7	$437,896	$—	$(161,528)	$276,375

Balance as of July 1, 2025	81,695,605	$7	$411,259	$5,968	$(194,134)	$223,100
Issuance of common stock upon exercise of stock options	365,652	—	65	—	—	65
Issuance of common stock upon settlement of restricted stock units	1,017,440	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	1,825	—	—	1,825
Shares withheld related to net share settlement	(462,389)	—	(1,852)	—	—	(1,852)
Issuance of common stock in acquisition	3,434,609	—	8,414	—	—	8,414
Other comprehensive loss	—	—	—	(5,968)	—	(5,968)
Net income	—	—	—	—	57,416	57,416
Balance as of September 30, 2025	86,050,917	$7	$419,711	$—	$(136,718)	$283,000

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	86,702,183	$7	$424,616	$—	$(145,551)	$279,072
Issuance of common stock upon exercise of stock options	325,960	—	59	—	—	59
Issuance of common stock upon settlement of restricted stock units	3,967,053	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	13,790	—	—	13,790
Reclassification of escrowed share consideration from liability to equity	—	—	3,366	—	—	3,366
Shares withheld related to net share settlement	(1,744,065)	—	(8,874)	—	—	(8,874)
Retirement of common stock	(675,334)	—	—	—	—	—
Issuance of common stock in acquisition	742,060	—	4,267	—	—	4,267
Non-cash capital contribution	—	—	672	—	—	672
Net loss	—	—	—	—	(15,977)	(15,977)
Balance as of September 30, 2026	89,317,857	$7	$437,896	$—	$(161,528)	$276,375

Balance as of January 1, 2025	79,419,028	$7	$407,076	$1,753	$(186,898)	$221,938
Issuance of common stock upon exercise of stock options	1,977,499	—	139	—	—	139
Issuance of common stock upon settlement of restricted stock units	3,468,117	—	—	—	—	—
Stock-based compensation - restricted stock	—	—	11,391	—	—	11,391
Shares withheld related to net share settlement	(2,248,336)	—	(7,309)	—	—	(7,309)
Issuance of common stock in acquisition	3,434,609	—	8,414	—	—	8,414
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Net income	—	—	—	—	50,180	50,180
Balance as of September 30, 2025	86,050,917	$7	$419,711	$—	$(136,718)	$283,000

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

STRATA CRITICAL MEDICAL, INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(15,977)	$50,180
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by / (used in) operating activities:
(Gain) loss on sale of business	344	(60,435)
Depreciation and amortization	18,887	5,177
Stock-based compensation	13,790	11,246
Change in fair value of warrant liabilities	(1,530)	(2,862)
Change in fair value of assets and other liabilities	4,715	—
Transaction costs paid related to sale of business	—	(5,964)
Acquisition consideration allocated to seller transaction expenses	—	(44,339)
Realized loss from sale of short-term investments	1,281	5,195
Realized foreign exchange gain	—	(798)
Accretion of interest income on held-to-maturity securities	(506)	(1,732)
Deferred tax expense (benefit)	(96)	558
Non-cash capital contribution	672	—
Other	315	388
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,301)	776
Accounts receivable	839	(8,551)
Other non-current assets	79	666
Operating right-of-use assets/lease liabilities	136	(90)
Accounts payable and accrued expenses	(2,591)	8,395
Deferred revenue	(27)	1,583
Net cash provided by/ (used in) operating activities (includes discontinued operations; see Note 5)	19,030	(40,607)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(35,818)	(65,174)
Cash transfer related to sale of business	(290)	(1,241)
Capitalized software development costs	(1,031)	(1,258)
Purchase of property and equipment, net of proceeds from disposal	(8,069)	(7,747)
Purchase of held-to-maturity investments	(6,254)	(146,258)
Proceeds from maturities of held-to-maturity investments	30,500	203,000
Proceeds from sale of short-term investments	15,271	70,163
Net cash (used in) / provided by investing activities (includes discontinued operations; see Note 5)	(5,691)	51,485

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	59	139
Taxes paid related to net share settlement of equity awards	(8,874)	(7,309)
Payments for debt issuance costs	(355)	—
Net cash used in financing activities (includes discontinued operations; see Note 5)	(9,170)	(7,170)

Effect of foreign exchange rate changes on cash balances	—	(339)
Net increase in cash and cash equivalents and restricted cash	4,169	3,369
Cash and cash equivalents and restricted cash - beginning	31,232	19,647
Cash and cash equivalents and restricted cash - ending	$35,401	$23,016

Reconciliation to consolidated balance sheets (includes discontinued operations; see Note 5)
Cash and cash equivalents	$35,136	$22,753
Restricted cash	265	263
Total cash and cash equivalents and restricted cash	$35,401	$23,016

Supplemental cash flow information
Cash paid for:
Income taxes paid	$584	$23
Non-cash investing and financing activities:
Common stock received for sale of business	$16,551	$75,357
Contingent consideration and indemnity holdback receivable from sale of business in contingent consideration and other non-current assets, respectively	—	36,233
New leases under ASC 842 entered into during the period	1,317	1,597
Contingent consideration in accounts payable and accrued expenses and other current and non-current liabilities	3,302	9,215
Common stock issued for acquisition	4,267	8,414
Return of escrowed share consideration previously in accounts payable and accrued expenses	1,989	—
Reclassification of escrowed share consideration from accounts payable and accrued expenses to equity	3,366	—
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	574	518
Non-cash proceeds from disposal of property and equipment included in other current assets	100	—
See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Strata Critical Medical, Inc. (“Strata” or the “Company”) is a national provider of time-critical logistics and medical services to the United States healthcare industry. The Company operates one of the largest air transport and surgical services networks for hospitals, transplant centers and Organ Procurement Organizations (“OPOs”), offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement, normothermic regional perfusion and preservation for the transplant industry, as well as perfusion staffing, equipment solutions and clinical support for cardiovascular surgery centers. These services were previously offered through Trinity Medical Solutions (“Trinity”) and Keystone Perfusion Services (“Keystone”), which were rebranded to Strata Critical during 2026.

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

On September 16, 2025, the Company completed the acquisition of Keystone, an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”).

During the nine months ended September 30, 2026, the Company completed acquisitions of regional clinical service providers within its Clinical segment, each negotiated and closed independently with a different seller, as part of the Company's acquisition strategy. On April 30, 2026, the Company acquired the assets of Ohio Valley Perfusion Associates, Inc. (“OVPA”), a provider of perfusion services to cardiac surgery programs in Ohio and Pennsylvania. On June 2, 2026, the Company acquired 100% of the equity interests of Louisville Perfusion Services, LLC (“LPS”), a provider of perfusion and blood management services to cardiac surgery programs in Kentucky. On June 22, 2026, the Company acquired 100% of the equity interests of Heart and Lung Transplant National Recovery Program, LLC (“HLT-NRP”), a provider of transplant surgical recovery services in the United States. See Note 3 for additional information on these acquisitions.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As discussed above, on August 29, 2025, the Company completed the previously announced sale of its Passenger business to Joby Buyer. The results of the Passenger business are presented as discontinued operations in the accompanying unaudited interim condensed consolidated statements of operations for all periods presented.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Short-Term Investments
Held-to-Maturity Securities
The Company’s investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed consolidated balance sheet at amortized cost and interest is recorded within interest income on the Company’s unaudited interim condensed consolidated statement of operations. The held-to-maturity securities balance and fair market value at September 30, 2026 and December 31, 2025 were $6,505 and $6,505, and $30,263 and $30,281, respectively. The held-to-maturity securities gross unrealized holding loss as of September 30, 2026 and 2025 was $1. The fair value hierarchy of the valuation inputs that the Company utilized to determine such fair market value is Level 2.
Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash amounts on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits.

Major Customers

No single customer accounted for 10% or more of the Company’s revenue for the three months ended September 30, 2026. One national hospital group—comprised of three customers, each under a separate contract—accounted for approximately 13% of the Company’s revenue for the three months ended September 30, 2025.

No single customer accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2026. One national hospital group—comprised of three customers, each under a separate contract—accounted for approximately 13% of the Company’s revenue for the nine months ended September 30, 2025.

No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2026. No single customer accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2025.

Major Vendors

One vendor accounted for 15% of the Company’s purchases from operating vendors for the three months ended September 30, 2026. Two vendors accounted for 16% and 10%, respectively, of the Company’s purchases from operating vendors for the three months ended September 30, 2025.

One vendor accounted for 14% of the Company’s purchases from operating vendors for the nine months ended September 30, 2026. Two vendors accounted for 18% and 10%, respectively, of the Company’s purchases from operating vendors for the nine months ended September 30, 2025.

One vendor accounted for 16% of the Company’s outstanding accounts payable as of September 30, 2026. One vendor accounted for 12% of the Company’s outstanding accounts payable as of December 31, 2025.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Property and Equipment, Net

	Useful Life (in years)	September 30, 2026	December 31, 2025
Aircraft, engines and related rotable parts (1)	2 - 25	$39,344	$32,454
Vehicles (1)	5	4,528	4,078
Leasehold improvements (2)	Shorter of useful life or life of lease	914	835
Furniture and fixtures (2)	5	672	391
Technology equipment (2)	3	157	64
Medical and other machinery equipment (1)	5	5,455	4,908
Total property and equipment, gross		51,070	42,730
Less: Accumulated depreciation		(11,448)	(6,286)
Total property and equipment, net		$39,622	$36,444
(1) Depreciation expense is included within cost of revenue.
(2) Depreciation expense is included within selling, general and administrative expenses.

For the three months ended September 30, 2026 and 2025, the Company recorded depreciation expense for property and equipment of $1,801 and $1,081, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation expense for property and equipment of $5,263 and $2,764, respectively.
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
Note 2 – Revenue
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by service category, as management believes this presentation best depicts how the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Logistics:
Logistics	$44,899	$46,507	$140,738	$127,563
Clinical:
Transplant Clinical	$15,217	$1,199	$37,577	$1,199
Other Clinical	13,965	1,592	35,656	1,592
Total Clinical	$29,182	$2,791	$73,233	$2,791
Total revenue	$74,081	$49,298	$213,971	$130,354
All revenues from external customers and all long-lived assets are attributed to the United States, the Company’s country of domicile.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 3 – Acquisitions

On April 30, 2026, the Company acquired the assets of OVPA, a regional provider of perfusion services to cardiac surgery programs in Ohio and Pennsylvania. On June 2, 2026, the Company acquired 100% of the equity interests in LPS, a regional provider of perfusion and blood management services to cardiac surgery programs in Kentucky. On June 22, 2026, the Company acquired 100% of the equity interests in HLT-NRP, a provider of transplant surgical recovery services in the United States. On July 28, 2026, the Company signed an agreement to take over Statline’s Transplant Center Organ Placement customer relationships and client service personnel. Strata will pay Statline a fee, up to a maximum of $567 as Statline customers sign contracts with Strata. No consideration has been paid to Statline to date. (collectively, the “2026 Acquisitions”). Transaction values for the individual acquisitions ranged from approximately $500 to $22,300. The 2026 Acquisitions are not considered material to our financial results or position on a standalone or combined basis.

The results of the 2026 Acquisitions are included in the unaudited interim condensed consolidated financial statements from their respective acquisition dates as part of the Clinical and Logistics operating and reportable segments. Acquisition-related costs totaling $64 and $818 were expensed as incurred for the three and nine months ended September 30, 2026, respectively, and are included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations.

Consideration

Total purchase consideration for the 2026 Acquisitions was measured as of the respective acquisition dates at $43,128, comprised of (i) $35,559 of cash consideration, (ii) $4,267 of equity consideration issued in connection with the acquisition of HLT-NRP, consisting of 742,060 shares of common stock issued to sellers, valued at the Company's closing share price at the date of that acquisition ($5.75 per share on June 22, 2026) and (iii) $3,302 of contingent consideration.
The LPS contingent consideration of $2,800 has a maximum payout of $4,080 and no minimum payout, contingent upon retention of key clients over a 12-month period. The acquisition-date fair value was calculated using an option-pricing model based on projected gross revenue relative to minimum and maximum performance thresholds specified in the purchase agreement. Contingent consideration liabilities are remeasured to fair value at each reporting date, with changes recognized in earnings on the Company’s consolidated statements of operations.

Net Assets Acquired

The assets acquired and liabilities assumed have been included in the unaudited interim condensed consolidated financial statements at their preliminary estimated fair values as of their respective acquisition dates, including identifiable intangible assets of $23,882 and goodwill of $15,476. Goodwill represents the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and primarily reflects expected revenue and cost synergies from expansion into additional locations and the value of the assembled workforce and their industry expertise. The 2026 Acquisitions are taxable business combinations, and the related goodwill is deductible for tax purposes.

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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Cash consideration	$35,559
Equity consideration	4,267
Contingent consideration	3,302
Total purchase consideration	$43,128

Assets acquired:
Cash	$377
Accounts receivable	3,173
Prepaid expenses and other current assets	1,048
Property and equipment, net	137
Identifiable intangible assets (1)	23,882
Total identifiable assets acquired	28,617

Liabilities assumed:
Accounts payable and accrued expenses	965
Total liabilities assumed	965

Net assets acquired	27,652
Goodwill	15,476
Total consideration	$43,128
(1) Comprised of customer lists amortized on a straight-line basis over a 7-year estimated useful life. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had the acquisitions of OVPA, LPS, and HLT-NRP occurred on January 1, 2025. Our reported results for the three and nine months ended September 30, 2025 do not include the results of Keystone prior to its acquisition on September 16, 2025; accordingly, the pro forma information for those 2025 periods also reflects the acquisition of Keystone as if it had occurred on January 1, 2024.
The pro forma results for the periods below include adjustments to amortization expense for the intangible assets recognized as part of the OVPA, LPS, HLT-NRP and Keystone acquisitions, and elimination of intercompany transactions between Strata and Keystone incurred prior to the acquisition. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited interim condensed consolidated results of operations had these acquisitions actually occurred on January 1, 2025 and January 1, 2024, or of the results of our future operations.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported revenue	$74,081	$49,298	$213,971	$130,354
Impact of OVPA, LPS and HLT-NRP acquisitions	—	4,811	9,678	13,461
Impact of Keystone acquisition	—	14,178	—	45,887
Pro forma revenue	$74,081	$68,287	$223,649	$189,702

Reported loss from continuing operations before income taxes	$(7,615)	$(9,657)	$(15,729)	$(14,678)
Impact of OVPA, LPS and HLT-NRP acquisitions (1)	—	852	1,694	2,289
Impact of Keystone acquisition (2)	—	1,097	—	4,127
Pro forma loss before income taxes	$(7,615)	$(7,708)	$(14,035)	$(8,262)
(1) Includes amortization expense related to identifiable intangible assets of $835 for the three months ended September 30, 2025 and $1,534 and $2,505 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes $917 and $3,119 of amortization expense related to identifiable intangible assets for the three and nine months ended September 30, 2025, respectively. Excludes $943 and $3,044 of pre-acquisition profit-sharing arrangements for the three and nine months ended September 30, 2025, respectively, and $38,695 of transaction-related change-in-control bonuses for the nine months ended September 30, 2025. The transaction-related change-in-control bonuses were incurred by Keystone and funded with acquisition proceeds.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill are as follows:

Goodwill balance, December 31, 2025	$88,210
Additions (1)	15,476
Adjustment (2)	(1,768)
Goodwill balance, September 30, 2026	$101,918
(1) Additions represent goodwill associated with the 2026 Acquisitions during the nine months ended September 30, 2026, all of which was allocated to the Clinical reportable segment. See Note 3 for additional information.
(2) Represents measurement period adjustments made during the nine months ended September 30, 2026, reflecting a reduction in consideration paid from the return of escrow shares and reduction in the allowance on acquired receivables, partially offset by adjustments to the acquired net assets of Keystone.

The goodwill balance as of December 31, 2025 presented above relates to continuing operations and arose from the acquisitions of Trinity, CJK and Keystone. The goodwill balance as of September 30, 2026 also includes goodwill from the 2026 Acquisitions.
Intangible Assets
The following table presents information about the Company’s intangible assets as of:

		September 30, 2026			December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer list (1)	3-10 years	$66,382	$(9,548)	$56,834	$42,500	$(5,382)	$37,118
Trademarks (1)	6-10 years	9,800	(9,800)	—	9,800	(938)	8,862
Developed technology (1)	3 years	3,238	(1,242)	1,996	2,167	(645)	1,522
Total		$79,420	$(20,590)	$58,830	$54,467	$(6,965)	$47,502
(1) Includes intangible assets recognized in connection with the Keystone, Trinity, and 2026 Acquisitions. Developed technology also includes capitalized internal-use software development costs.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

For the three months ended September 30, 2026 and 2025, amortization of finite-lived intangible assets was $5,511 and $364, respectively. For the nine months ended September 30, 2026 and 2025, amortization of finite-lived intangible assets was $13,624 and $1,128, respectively. $3,107 and $8,081 of the increase in amortization for the three and nine months ended September 30, 2026, respectively, is attributable to accelerated amortization of the Keystone and Trinity trademark intangibles, which were fully amortized by September 2026 as we rebranded to a unified Strata brand across the consolidated business. The remainder of the increase in amortization is largely attributable to intangibles generated from the acquisition of Keystone in mid-September 2025 and the 2026 Acquisitions.
As of September 30, 2026, the estimated amortization expense of finite-lived intangible assets for each of the next five years is as follows:

For the Year Ended December 31,
Remainder of 2026	$2,160
2027	8,569
2028	8,326
2029	7,797
2030	7,648
Thereafter	24,330
Total	$58,830
Note 5 – Discontinued Operations

Passenger Business Divestiture

On August 29, 2025, the Company completed the sale of its Passenger business to Joby Buyer pursuant to that certain Equity Purchase Agreement, dated as of August 1, 2025 (the “Joby Purchase Agreement”), among the Company, Strata Critical, Inc. (f/k/a Trinity Medical Intermediate II, Inc.), a wholly owned subsidiary of the Company, Blade Urban Air Mobility, LLC (f/k/a Blade Urban Air Mobility, Inc.), Joby Aviation and Joby Buyer, a wholly owned subsidiary of Joby Aviation. The Passenger business acquired by Joby Buyer consisted of the Company’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. At closing, the Company received consideration valued at approximately $75,357 (based on Joby Aviation’s closing stock price of $14.15 on August 29, 2025), after giving effect to pre-closing adjustments, consisting of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares for net proceeds of $70,163. The Company was also eligible to receive up to an additional $35,000, payable in cash or Buyer Shares at Joby Buyer’s election: $17,500 upon the achievement of certain financial performance targets within 12 months (the “EBITDA earn-out”) and $17,500 upon the achievement of employee retention targets within 18 months (the “Retention earn-out”), as well as the release of up to $10,000 in indemnity holdbacks within 18 months.
The Company determined that the sale of the Passenger business represented a strategic shift that will have a major effect on its operations and financial results. Accordingly, the sale is classified as discontinued operations in accordance with ASC 205-20. The results of operations for the three and nine months ended September 30, 2026 and 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of September 30, 2026 or December 31, 2025.
During the three months ended March 31, 2026, the Company made a final post-closing net working capital adjustment payment of $290 to Joby Buyer pursuant to the terms of the Joby Purchase Agreement, representing the final settlement of all purchase price adjustments under the Joby Purchase Agreement.
During the three months ended September 30, 2026, the Company received $16,551 in Buyer Shares in settlement of the EBITDA earn-out (2,419,801 shares, valued at the closing price of $6.84 per share on September 8, 2026). On September 10, 2026, Joby Aviation filed a prospectus supplement relating to the resale of the shares, and the Company subsequently sold the shares for net proceeds of $15,271.
As of September 30, 2026, the Company continues to carry amounts arising from the Passenger business sale on its unaudited interim condensed consolidated balance sheet classified within prepaid expenses and other current assets

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

including: (i) the Retention earn-out of $16,240; and (ii) indemnity holdbacks of $9,281. The Company also carries a share-based payment liability of $16,830, presented within other current liabilities, related to the modification of equity awards held by the Company’s former Chief Executive Officer in connection with the sale of the Passenger business. The above assets and liabilities are remeasured at fair value at each reporting date, with subsequent changes in fair value recognized within continuing operations.
The following table summarizes the results of operations of the Passenger business, which are presented as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$32,505	$—	$76,556
Cost of revenue	—	21,495	—	53,673
Gross profit	—	11,010	—	22,883

Operating expenses:
Selling, general and administrative	—	3,653	—	17,144
Amortization of intangible assets	—	166	—	759
Total operating expenses	—	3,819	—	17,903

Operating income	—	7,191	—	4,980
Interest expense	—	—	—	—
Gain (loss) on sale of Passenger business	—	60,435	(344)	60,435
Income (loss) from discontinued operations before income taxes	—	67,626	(344)	65,415
Income tax expense (benefit) on discontinued operations	—	553	(96)	557
Net income (loss) from discontinued operations	$—	$67,073	$(248)	$64,858
The cash flows related to discontinued operations have not been segregated and are included in the unaudited interim condensed consolidated statements of cash flows. The following table presents depreciation and amortization, capital expenditures and other non-cash operating activities of the discontinued operations related to the Passenger business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$259	$—	$1,285
Capital expenditures	—	108	—	296
Stock-based compensation	—	34	—	874
(Gain) loss on sale of Passenger business	—	(60,435)	344	(60,435)
Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Contingent consideration asset and indemnity holdback related to sale of business	$25,521	$12,550
Prepaid expenses	8,031	7,182
Other current assets	6,909	5,007
	$40,461	$24,739

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

The increase in prepaid expenses and other current assets is due to the reclassification of the contingent consideration for retention and the indemnity holdback related to sale of the Passenger business (see Notes 5 and 16) from “Other non-current assets” as the balances are expected to be settled within one year or less.
Note 7 – Other Non-Current Assets
Other non-current assets consisted of the following:

	September 30, 2026	December 31, 2025
Retention contingent consideration and indemnity holdback related to sale of business	$—	$23,850
Other	88	167
	$88	$24,017
Note 8 – Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Share-based payment liability-classified related to sale of business	$16,830	$—
Contingent consideration - Keystone acquisition	8,533	—
Contingent consideration - other acquisitions	3,860	—
Other	679	—
	$29,902	$—
Note 9 – Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Share-based payment liability-classified related to sale of business	$—	$15,138
Contingent consideration - Keystone acquisition	3,267	4,625
Other	1,088	2,310
	$4,355	$22,073
Note 10 – Stock-Based Compensation

Stock Option Awards
All of the outstanding stock option awards are fully vested. To date, there have been no stock option awards granted under the Strata Critical Medical, Inc. 2021 Omnibus Incentive Plan (f/k/a the Blade Air Mobility, Inc. 2021 Omnibus Incentive Plan) (the “Plan”).

Following is a summary of stock option activities for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)	Intrinsic Value
Outstanding – January 1, 2026	2,896,208	$0.19	$0.32	3.0
Exercised	(325,960)	0.18	0.13		$1,572
Outstanding – September 30, 2026	2,570,248	$0.19	$0.35	2.1	$12,652
Exercisable as of September 30, 2026	2,570,248	$0.19	$0.35	2.1	$12,652

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 1,688,302 restricted stock units (“RSUs”) to various employees, officers, directors, consultants, and vendors and 3,894,192 performance-based (tied to multi-year financial targets) restricted stock units (“PSUs”) granted to named executive officers, key employees and vendors under the Plan for an aggregate of 5,582,494 (based on the target number of shares that may be issued assuming all performance targets are met). Each RSU and PSU represents the right to receive one share of the Company’s common stock.
The RSUs have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant.
Of the 3,894,192 PSUs granted in the nine months ended September 30, 2026: (i) 3,355,822 PSUs would vest based on achievement of a cumulative Adjusted EBITDA target by the end of the three-year performance period ending December 31, 2028 (except for 57,963 PSUs with a performance period ending June 30, 2029 that also includes certain revenue targets) and subject to continued service through the end of the performance period; and (ii) 538,370 PSUs represent shares earned above the target number on previously granted PSUs, as performance targets were achieved at the maximum level. These additional shares were included in PSUs granted and vested during the nine months ended September 30, 2026.

Compensation expense associated with PSUs is recognized over the service period of the awards that are ultimately expected to vest when the related performance objective is met. The estimate of the number of awards expected to vest is reassessed each reporting period.

Following is a summary of RSU activities for the nine months ended September 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2026	9,745,980	$3.84
Granted - RSUs	1,688,302	4.50
Granted - PSUs	3,894,192	4.10
Vested	(3,967,053)	3.55
Forfeited	(237,249)	3.65
Non-vested – September 30, 2026 (1)	11,124,172	$4.14
(1) Includes 5,348,747 of PSUs that will vest subject primarily to the achievement of Adjusted EBITDA and Free Cash Flow goals by the Company; and 2,950,219 awards (RSUs and PSUs) held by the Company’s former Chief Executive Officer that were modified in connection with the sale of the Passenger business. See Note 5 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
As of September 30, 2026, unamortized stock-based compensation costs related to restricted share arrangements (RSUs and PSUs) were $22,843 and will be recognized over a weighted average period of 1.8 years (assuming the full service period for PSUs).
Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expense (1)	$5,049	$1,646	$13,790	$10,372
(1) The three and nine months ended September 30, 2025 include a credit of $2,873 from the reversal of previously recognized expense on unvested awards held by the former Chief Executive Officer, which were modified in connection with the sale of the Passenger business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Logistics:
Revenue	$44,899	$46,507	$140,738	$127,563
Cost of revenue	35,564	36,517	113,350	101,513
Gross profit (1)	$9,335	$9,990	$27,388	$26,050
Clinical:
Revenue	$29,182	$2,791	$73,233	$2,791
Cost of revenue	21,697	2,127	54,469	2,127
Gross profit (2)	$7,485	$664	$18,764	$664
Consolidated:
Revenue	$74,081	$49,298	$213,971	$130,354
Cost of revenue	57,261	38,644	167,819	103,640
Gross profit	$16,820	$10,654	$46,152	$26,714
(1) Net of depreciation expense of $1,329 and $965 for the three months ended September 30, 2026 and 2025, respectively, and $3,893 and $2,572 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Net of depreciation expense of $382 and $58 for the three months ended September 30, 2026 and 2025, respectively, and $1,112 and $58 for the nine months ended September 30, 2026 and 2025, respectively.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Reconciliation from the measure of segment performance to loss from continuing operations before income taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$16,820	$10,654	$46,152	$26,714
Less:
Selling, general and administrative	15,140	15,912	44,741	41,534
Amortization of intangible assets	5,511	364	13,624	1,128
Operating loss from continuing operations	(3,831)	(5,622)	(12,213)	(15,948)
Plus (less):
Interest income, net	146	1,127	950	3,603
Change in fair value of warrant liabilities	—	33	1,530	2,862
Change in fair value of assets and other liabilities	(2,649)	—	(4,715)	—
Realized loss from sales of short-term investments	(1,281)	(5,195)	(1,281)	(5,195)
Loss from continuing operations before income taxes	$(7,615)	$(9,657)	$(15,729)	$(14,678)

	September 30, 2026	December 31, 2025
Goodwill
Logistics	$15,540	$15,540
Clinical	86,378	72,670
Total Goodwill	$101,918	$88,210
Note 12 – Income Taxes

The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income, adjusted for any discrete transactions occurring during the period. Discrete transactions during the nine months ended September 30, 2026 related to changes in the fair value of contingent consideration associated with the Passenger business sale and Keystone acquisition, receipt of the earn-out from the Passenger business sale, the 2026 Acquisitions, as well as the accelerated amortization of the Keystone and Trinity trademark intangibles.
For the three and nine months ended September 30, 2026 and 2025, no income tax expense (benefit) was recognized through continuing operations. The Company maintains a full valuation allowance on net deferred tax assets as of September 30, 2026 and December 31, 2025, primarily due to uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of the balance. Given the Company’s recent history of earnings, management believes there is a reasonable possibility that, during the year, sufficient positive evidence may become available to support a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets will be reversed. The reversal would result in an income tax benefit for the period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 13 – Earnings per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and nonvested restricted stock, where applicable. Anti-dilutive securities are disregarded in earnings per share calculations. For the periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.
A reconciliation of net income (loss) and common share amounts used in the computation of basic and diluted income (loss) per common share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(7,615)	$(9,657)	$(15,729)	$(14,678)
Net income (loss) from discontinued operations	—	67,073	(248)	64,858
Net income (loss)	$(7,615)	$57,416	$(15,977)	$50,180

Denominator:
Total weighted-average common shares outstanding	88,274,370	82,454,657	86,614,558	81,223,912

Basic and diluted earnings (loss) per share
Continuing operations	$(0.09)	$(0.12)	$(0.18)	$(0.18)
Discontinued operations	—	0.81	—	0.80
Total basic and diluted earnings (loss) per share	$(0.09)	$0.70	$(0.18)	$0.62

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2026 and 2025 because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants to purchase shares of common stock (1)	—	14,166,644	—	14,166,644
Options to purchase shares of common stock	2,570,248	3,125,177	2,570,248	3,125,177
Outstanding shares in escrow (2)	—	1,717,303	—	1,717,303
Restricted shares of common stock	11,124,172	10,387,606	11,124,172	10,387,606
Total potentially dilutive securities	13,694,420	29,396,730	13,694,420	29,396,730
(1) The warrants expired in accordance with their original terms on May 7, 2026. For the three and nine months ended September 30, 2025, warrants are excluded because the effect of their inclusion would be anti-dilutive as their exercise price exceeds the average market price of the Company’s common stock.
(2) 1,717,303 shares were held in escrow at closing under the Keystone Purchase Agreement. During the nine months ended September 30, 2026, 1,062,294 of these shares were forfeited to the Company, and the remaining 655,009 shares were released to the sellers (subject to a multi-year lockup). Of the forfeited shares, 386,960 remain issued pending cancellation by the transfer agent and are excluded from the weighted-average shares outstanding.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 14 – Commitments and Contingencies
Capacity Purchase Agreements
The Company has contractual relationships with various aircraft operators to provide aircraft service. Under these capacity purchase agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company. As of September 30, 2026, the Company has total remaining unfulfilled obligations of $2,642 for the year ending December 31, 2026.

Legal and Environmental

From time to time, we may be a party to litigation that arises in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows. As of September 30, 2026, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these other litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
Note 15 – Warrant Liabilities
On May 7, 2021, the merger between Blade Urban Air Mobility, Inc. and the Company (then a special purpose acquisition company known as Experience Investment Corp. (“EIC”)) was consummated (the “Merger”). The warrants acquired in the Merger include (a) redeemable warrants issued by EIC and sold as part of the units in the EIC Initial Public Offering (“EIC IPO”) (whether they were purchased in the EIC IPO or thereafter in the open market), which were exercisable for an aggregate of 9,166,644 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by EIC to Sponsor in a private placement simultaneously with the closing of the EIC IPO, which were exercisable for an aggregate of 5,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).

The warrants expired unexercised in accordance with their original terms on May 7, 2026. No warrants were exercised, and no cash or shares were exchanged upon expiration.
Prior to their expiration the Company evaluated the warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized in the Company’s unaudited interim condensed consolidated statements of operations. See Note 16 – Fair Value Measurements for additional information.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 16 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2026	December 31, 2025
Assets
Money market fund (1)	1	$25,559	$23,111
Contingent consideration asset related to sale of business	3	16,240	27,700
Indemnity holdback related to sale of business	3	9,281	8,700
Total assets at fair value		$51,080	$59,511

Liabilities
Warrant liabilities - Public Warrants	1	$—	$990
Warrant liabilities - Private Warrants	2	—	540
Share-based payment liability-classified related to sale of business	3	16,830	15,138
Equity consideration in escrow and contingent consideration - Keystone acquisition	3	11,800	9,072
Contingent consideration - other acquisitions	3	3,914	—
Total liabilities at fair value		$32,544	$25,740
(1) As of September 30, 2026 and December 31, 2025, the Company had cash equivalents held in a money market fund. The Company has concluded that due to the highly liquid nature of the fund, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market fund is included in cash and cash equivalents on the unaudited interim condensed consolidated balance sheets.

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.
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

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Subsequent Measurement - Warrant Liabilities

The following table presents the changes in fair value of the warrant liabilities which reflects the expiration during the period:

	Public Warrants	Private Placement Warrants	Total Warrant Liability
Fair value as of January 1, 2026	$990	$540	$1,530
Change in fair value through expiration of warrant liabilities	(990)	(540)	(1,530)
Fair value as of September 30, 2026	$—	$—	$—

Subsequent Measurement - Level 3 Assets and Liabilities
The following table presents the changes in fair value of the Level 3 assets for the nine months ended September 30, 2026:

	Contingent Consideration Asset	Indemnity Holdback	Total
Fair value as of January 1, 2026	$27,700	$8,700	$36,400
Settlement of EBITDA earn-out	(16,551)	—	(16,551)
Change in fair value	5,091	581	5,672
Fair value as of September 30, 2026	$16,240	$9,281	$25,521

The $16,551 settlement of the EBITDA earn-out was received in Buyer Shares on September 8, 2026 (see Note 5). The change in fair value of contingent consideration assets and indemnity holdback for the three months ended September 30, 2026 was an increase of $1,232.

The following table presents the changes in fair value of the Level 3 liabilities for the nine months ended September 30, 2026:

	Share-Based Payment Liability	Equity Consideration in Escrow and Contingent Consideration - Keystone	Contingent Consideration - Other acquisitions	Total
Fair value as of January 1, 2026	$15,138	$9,072	$—	$24,210
Additions	—	—	3,302	3,302
Settlement of escrow consideration	—	(5,355)	—	(5,355)
Change in fair value	1,692	8,083	612	10,387
Fair value as of September 30, 2026	$16,830	$11,800	$3,914	$32,544

The change in fair value of the Level 3 liabilities for the three months ended September 30, 2026 was an increase of $3,881, primarily related to the contingent consideration for the Keystone acquisition driven by performance to date. See Note 13 for additional information on the settlement of escrow consideration. See Note 3 – Acquisitions for additional details related to the contingent consideration added.

Changes in fair value were reflected in “Change in fair value of assets and other liabilities” in the unaudited interim condensed consolidated statements of operations.

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

Note 17 – Stockholders' Equity
Preferred Stock
The Board of Directors of the Company (the “Board”) is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix, without further stockholder approval, the number of shares constituting such series and the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock. The powers (including voting powers), preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding. There was no preferred stock issued and outstanding as of September 30, 2026 or December 31, 2025.

Non-cash capital contribution
In connection with the Keystone acquisition, during the nine months ended September 30, 2026 the seller allocated a portion of the earnout to a vendor. This arrangement does not represent a new liability to the Company. It is recognized as expense as the payment is contingent on the vendor's providing services to the Company. During the three and nine months ended September 30, 2026, the Company recognized $339 and $672 of compensation expense within selling, general and administrative expenses with a corresponding non-cash increase to additional paid-in capital.

Share Repurchase Program
On November 3, 2026, the Board of Directors of the Company announced a share repurchase program for up to $20.0 million of its Class A common stock excluding brokers’ commissions (the “Program”). The Program will expire on April 28, 2028 and may be modified, suspended or discontinued at any time.
Stock repurchases under the Program may be made from time to time, in the open market, in privately negotiated transactions and otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of any repurchases will depend on a number of factors, including the market price of the Company’s Class A common stock, restrictions under any financing arrangements and general market and economic conditions. The Program does not obligate the Company to repurchase any dollar amount or number of shares.
Note 18 – Credit Facility

Description of the ABL Facility
On January 30, 2026, the Company entered into a secured asset-based revolving credit facility (the "ABL Facility") pursuant to a Credit Agreement (the "Credit Agreement") among the Company, certain of its subsidiaries as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Facility provides for revolving borrowings of up to $30.0 million, subject to customary borrowing base limitations based on eligible accounts receivable, and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other customary conditions. The ABL Facility matures on January 30, 2029 and is available for working capital and general corporate purposes. Costs incurred in connection with establishing the ABL facility were deferred and are being amortized on a straight-line basis over the 36-month term of the ABL Facility.
The Credit Agreement was amended on June 1, 2026 (the “First Amendment”) and on October 30, 2026 (the “Second Amendment”). The Second Amendment permits restricted payments under a share repurchase program approved by the Administrative Agent. The amendments did not change the facility’s borrowing capacity, maturity, interest rate margins, or commitment fee.
Interest Rate and Fees
Borrowings under the ABL Facility bear interest, at the Company's election, at either (i) an adjusted term Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 2.00%, or (ii) a floating SOFR-based rate plus an applicable margin of 2.00%. The Company is also required to pay a commitment fee of 0.25% per annum on the daily

STRATA CRITICAL MEDICAL, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share data)

average unused portion of the ABL Facility. As of September 30, 2026, no amounts were outstanding under the ABL Facility.
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
•pay dividends on, or repurchase, common stock (other than repurchases under an Administrative Agent-approved share repurchase program);
•make certain debt prepayments or restricted payments; and
•enter into transactions with affiliates on non-arm's-length terms.
The Credit Agreement also includes customary events of default, including payment defaults, covenant breaches, cross-defaults to material indebtedness, and certain insolvency events. Upon an event of default, the lenders may, among other remedies, terminate commitments, accelerate outstanding obligations, and exercise remedies against the collateral. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

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

Other Risks
•our ability to maintain effective internal controls over financial reporting;
•our ability to maintain effective disclosure controls and procedures; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or as described in the other documents and reports we file with the SEC.
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
Overview
Strata Critical Medical, Inc. (“Strata” or the “Company”) is a national provider of time-critical logistics and medical services to the United States healthcare industry. The Company operates one of the largest air transport and surgical services networks for transplant hospitals and Organ Procurement Organizations (“OPOs”), offering an integrated “one call” solution for donor organ recovery. Strata’s core services include air and ground logistics, surgical organ recovery, organ placement and normothermic regional perfusion and preservation for the transplant industry, as well as perfusion staffing, equipment solutions and clinical support for cardiovascular surgery centers. These services were previously offered under the Trinity Medical Solutions (“Trinity”) and Keystone brands, which were rebranded to a unified Strata brand in 2026.
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

Sale of Passenger Business
On August 29, 2025, the Company completed the previously disclosed sale of its Passenger business to Joby Aero, Inc. (“Joby Buyer”), pursuant to an Equity Purchase Agreement, dated August 1, 2025 (the “Joby Purchase Agreement”). The Passenger business acquired by Joby Buyer consisted of the Company’s business of offering, selling, promoting, marketing, planning, booking, brokering, coordinating and arranging the transportation of passengers on aircraft operated by other entities and related ground transportation services. The purchase price received by the Company upon the consummation of the transactions contemplated by the Joby Purchase Agreement was approximately $76.0 million based on the closing price per share of $14.27 of Joby Aviation, Inc.’s (“Joby Aviation”) common stock as of August 28, 2025, after giving effect to certain pre-closing adjustments and indemnity holdbacks pursuant to the terms of the Joby Purchase Agreement, consisting of 5,325,585 shares of Joby Aviation’s common stock, par value $0.0001 per share (the “Buyer Shares”). The Company subsequently sold the Buyer Shares received in connection with closing for net proceeds of $70.2 million. During the three months ended September 30, 2026, the Company received $16.6 million in Buyer Shares in settlement of the EBITDA earn-out, 2,419,801 shares, valued at the closing price of $6.84 per share on September 8, 2026. These shares were subsequently sold for net proceeds of $15.3 million. The Company may receive up to an additional $17.5 million in consideration upon the satisfaction of certain employee retention targets described in the Joby Purchase Agreement within 18 months following the closing of this transaction, payable in cash or Buyer Shares at Joby Buyer’s election, as well as the release of up to $10.0 million in indemnity holdbacks. The number of Buyer Shares issued to the Company, if any, shall be based on the average of the daily volume-weighted average sales price per Buyer Share on the

New York Stock Exchange for each of the ten consecutive trading days ending on and including the first trading day preceding the applicable measurement dates described in the Joby Purchase Agreement.

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
The results of operations through August 29, 2025, the transaction date, reflect the financial results of the Passenger business as discontinued operations. The cash flows and comprehensive income of the Passenger business have not been separately presented and are included in the unaudited interim condensed consolidated statements of cash flows and unaudited interim condensed consolidated statements of comprehensive (loss) income, respectively, for the prior year period. Unless otherwise indicated, the information in the notes to the unaudited interim condensed consolidated financial statements refers only to Strata's continuing operations and does not include discussion of balances or activity of the Passenger business.

Acquisition of Keystone Perfusion Services, LLC

On September 16, 2025, the Company completed the acquisition of Keystone Perfusion Services, LLC (“Keystone”), an organ recovery and normothermic regional perfusion service provider to the transplant industry, pursuant to a Purchase and Sale Agreement, dated September 16, 2025 (the “Keystone Purchase Agreement”), for the following upfront payments: cash $111.3 million (comprised of $67.0 million paid directly to the seller and $44.3 million directed by the seller to other parties on the close date) and 3,434,609 shares of the Company’s common stock, where 1,717,303 were held in escrow at closing. The purchase consideration was subject to adjustment based on Keystone’s actual 2025 Adjusted EBITDA performance. During the nine months ended September 30, 2026, 1,062,294 of these shares were forfeited to the Company and the remaining 655,009 shares were released to the sellers (subject to a multi-year lockup). Of the forfeited shares, 386,960 remain issued pending cancellation by the transfer agent as of September 30, 2026. In addition, total potential earn-out payments of up to $23.0 million in the aggregate for the three-year period from 2026 through 2028 may be made contingent upon Keystone’s achievement of gross profit targets (as defined in the Keystone Purchase Agreement).

2026 Acquisitions

On April 30, 2026, the Company acquired the assets of Ohio Valley Perfusion Associates, Inc. (“OVPA”), a regional provider of perfusion and related clinical services, including ECMO and autotransfusion services, to cardiac surgery programs in Ohio and Pennsylvania, for consideration of approximately $1.1 million.

On June 2, 2026, the Company completed the acquisition of 100% of the equity interests of Louisville Perfusion Services, LLC ("LPS"), a regional provider of perfusion and blood management services to cardiac surgery programs in Kentucky, for $16.4 million in cash consideration, plus up to an additional $4.1 million in contingent consideration based on the retention of key clients during the 12 months following closing.

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

In recent years, the supply of donor organs has increased consistently, driven primarily by (i) increased utilization of Donation after Circulatory Death, which has expanded the pool of eligible donors; (ii) advancements in technology, including machine and regional perfusion; and (iii) regulatory changes enabling more efficient allocation of organs to recipients with higher need. However, there is no guarantee that this growth will continue; for example, recent months have shown a flattening in the number of deceased organ donors in the United States.

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

Ability to Attract and Retain Customers

We primarily serve transplant centers, OPOs, and hospitals. Logistics support for the heart, lung, and liver transplants that make up the vast majority of our business is typically requested only hours before the required departure time. Our ability to successfully fulfill these requests with consistent pricing on the requested aircraft type is the primary metric by which our customers evaluate our logistics performance.

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

The results of operations for the three and nine months ended September 30, 2026 and 2025 reflect the financial results of the Passenger business as discontinued operations. There were no assets or liabilities of the Passenger business remaining as of September 30, 2026 or December 31, 2025. See Note 5 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Results of Operations
The following table presents our unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$74,081	$49,298	$213,971	$130,354
Cost of revenue	57,261	38,644	167,819	103,640
Gross profit	16,820	10,654	46,152	26,714

Operating expenses
Selling, general and administrative	15,140	15,912	44,741	41,534
Amortization of intangible assets	5,511	364	13,624	1,128
Total operating expenses	20,651	16,276	58,365	42,662

Operating loss from continuing operations	(3,831)	(5,622)	(12,213)	(15,948)

Other non-operating income (loss)
Interest income, net	146	1,127	950	3,603
Change in fair value of warrant liabilities	—	33	1,530	2,862
Change in fair value of assets and other liabilities	(2,649)	—	(4,715)	—
Realized loss from sales of short-term investments	(1,281)	(5,195)	(1,281)	(5,195)
Total other non-operating income (loss)	(3,784)	(4,035)	(3,516)	1,270

Loss from continuing operations before income taxes	(7,615)	(9,657)	(15,729)	(14,678)
Income tax expense from continuing operations	—	—	—	—
Net loss from continuing operations	$(7,615)	$(9,657)	$(15,729)	$(14,678)
Net income (loss) from discontinued operations	—	67,073	(248)	64,858
Net income (loss)	$(7,615)	$57,416	$(15,977)	$50,180

Revenue
Disaggregated revenue by segment was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Logistics:
Logistics	$44,899	$46,507	(3.5)%	$140,738	$127,563	10.3%
Clinical:
Transplant Clinical	$15,217	$1,199	NM(1)	$37,577	$1,199	NM(1)
Other Clinical	13,965	1,592	NM(1)	35,656	1,592	NM(1)
Total Clinical	$29,182	$2,791	NM(1)	$73,233	$2,791	NM(1)
Total Revenue	$74,081	$49,298	50.3%	$213,971	$130,354	64.1%
(1) Percentage not meaningful.
Comparison of the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026 and 2025, revenue increased by $24.8 million, or 50.3%, from $49.3 million in 2025 to $74.1 million in 2026.
Logistics revenue decreased by $(1.6) million, or (3.5)%, from $46.5 million in 2025 to $44.9 million in 2026, resulting from (i) decreased air revenue, driven by client mix with shorter distance per trip; partially offset by (ii) an increase in ground transportation revenue; and (iii) growth in TOPS organ placement revenue, driven by new clients and annual pricing escalators.
Clinical revenue was $29.2 million in the current period, reflecting the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026 and 2025, revenue increased by $83.6 million, or 64.1%, from $130.4 million in 2025 to $214.0 million in 2026.
Logistics revenue increased by $13.2 million, or 10.3%, from $127.6 million in 2025 to $140.7 million in 2026, resulting from (i) increased air revenue, driven by growth in revenue per flight hour and in flight hours, attributable to growth with both existing and new clients, which primarily began generating revenue in the second quarter of 2025; (ii) increased ground transportation revenue; and (iii) growth in TOPS organ placement revenue, driven by new clients and annual pricing escalators.
Clinical revenue was $73.2 million in the current period, reflecting the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Gross profit:
Logistics	$9,335	$9,990	(6.6)%	$27,388	$26,050	5.1%
Clinical	7,485	664	NM(1)	18,764	664	NM(1)
Total gross profit	$16,820	$10,654	57.9%	$46,152	$26,714	72.8%
Gross margin:
Logistics	20.8%	21.5%		19.5%	20.4%
Clinical	25.6%	23.8%		25.6%	23.8%
Total gross margin	22.7%	21.6%		21.6%	20.5%
(1) Percentage not meaningful.
Comparison of the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026 and 2025, Logistics gross profit decreased by $(0.7) million, or (6.6)%, from $10.0 million in 2025 to $9.3 million in 2026, attributable to a decline in gross margin from 21.5% in 2025 to 20.8% in 2026 and a (3.5)% decrease in revenue. The decrease in gross margin is mostly attributable to higher owned fleet costs relative to the prior year period, partially offset by increased gross margin in TOPS organ placement. For the three months ended September 30, 2026, Clinical gross profit was $7.5 million with a gross margin of 25.6%, attributable to the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Total gross margin increased from 21.6% in 2025 to 22.7% in 2026, attributable primarily to the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026, which operate at a higher average gross margin.

Comparison of the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026 and 2025, Logistics gross profit increased by $1.3 million, or 5.1%, from $26.1 million in 2025 to $27.4 million in 2026, attributable to the 10.3% increase in revenue, partially offset by a decrease in gross margin from 20.4% in 2025 to 19.5% in 2026. The decrease in gross margin is mostly attributable to: (i) higher fuel surcharge and fuel costs; (ii) higher owned fleet costs relative to the prior year period; and (iii) customer mix shift. For the nine months ended September 30, 2026, Clinical gross profit was $18.8 million with a gross margin of 25.6%, attributable to the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026.

Total gross margin increased from 20.5% in 2025 to 21.6% in 2026, attributable primarily to the acquisition of Keystone in mid-September 2025 and the acquisitions made in April and June 2026, which operate at a higher average gross margin.

Selling, General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)
General and administrative staff and related costs	$5,813	$4,958	17.2%	$17,257	$15,122	14.1%
Selling and marketing including staff costs	337	364	(7.4)%	1,288	1,014	27.0%
Software development and IT including staff costs	1,104	812	36.0%	3,228	2,227	44.9%
Professional fees	1,351	6,924	(80.5)%	5,009	9,228	(45.7)%
Facilities and insurance	1,397	1,150	21.5%	3,912	3,438	13.8%
Stock-based compensation	5,049	1,646	206.7%	13,790	10,372	33.0%
Depreciation and impairment of property and equipment	89	58	53.4%	257	133	93.2%
Total selling, general and administrative	$15,140	$15,912	(4.9)%	$44,741	$41,534	7.7%
Percentage of revenue	20%	32%		21%	32%
Comparison of the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026 and 2025, total selling, general and administrative expense decreased by $(0.8) million, or (4.9)%, from $15.9 million in 2025 to $15.1 million in 2026.

The decrease primarily resulted from a $(5.6) million decrease in professional fees, driven by the settlement of the Drulias class action lawsuit in 2025 and transaction and integration costs related to the Keystone acquisition in the prior year period. This was partially offset by (i) a $3.4 million increase in stock-based compensation, primarily reflecting a credit in 2025 from the forfeiture of grants previously awarded to the former CEO prior to his transfer to the Joby Buyer and (ii) a $0.9 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September 2025, which contributed $1.3 million; partially offset by the transfer of certain headquarters employees in connection with the sale of the Passenger business in the third quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026 and 2025, total selling, general and administrative expense increased by $3.2 million, or 7.7%, from $41.5 million in 2025 to $44.7 million in 2026.
The increase primarily resulted from (i) a $3.4 million increase in stock-based compensation, primarily reflecting a credit in 2025 from the forfeiture of grants previously awarded to the former CEO prior to his transfer to the Joby Buyer and new PSUs granted in the past 12 months, partially offset by the transfer of certain headquarters employees to the Joby Buyer in connection with the sale of the Passenger business; (ii) a $2.1 million increase in general and administrative staff and related costs attributable to the acquisition of Keystone in mid-September 2025, which contributed $3.1 million, partially offset by the transfer of certain headquarters employees in connection with the sale of the Passenger business in the third quarter of 2025 and lower pilot training costs; (iii) a $1.0 million increase in software development and IT including staff costs driven by the integration of Keystone’s software, software application costs incurred to separate our software from the Passenger platform and increased users of enterprise software applications following the recent acquisitions; and (iv) a $(4.2) million decrease in professional fees, driven by the settlement of the Drulias class action lawsuit in 2025, as well as reorganization and restructuring costs following the sale of the Passenger business, including integration costs related to Keystone, partially offset by an increase in M&A transaction costs in 2026.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$5,511	$364	1,414.0%	$13,624	$1,128	1,107.8%
Percentage of revenue	7%	1%		6%	1%
Comparison of the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026 and 2025, amortization of intangible assets increased by $5.1 million, or 1,414.0%, from $0.4 million in 2025 to $5.5 million in 2026, resulting from (i) $3.1 million of accelerated amortization of the Keystone and Trinity trademark intangibles, which were fully amortized by September 2026 as we rebranded to a unified Strata brand across the consolidated business and (ii) $2.0 million of amortization related to intangible assets recognized in the Keystone acquisition in mid-September 2025 and the 2026 Acquisitions.
Comparison of the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026 and 2025, amortization of intangible assets increased by $12.5 million, or 1,107.8%, from $1.1 million in 2025 to $13.6 million in 2026, resulting from (i) $8.1 million of accelerated amortization of the Keystone and Trinity trademark intangibles, which were fully amortized by September 2026 as we rebranded to a unified Strata brand across the consolidated business and (ii) $4.4 million of amortization related to intangible assets recognized in the Keystone acquisition in mid-September 2025 and the 2026 Acquisitions.
Other Non-Operating Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Interest income, net	$146	$1,127		$950	$3,603
Change in fair value of warrant liabilities	—	33		1,530	2,862
Change in fair value of assets and other liabilities	(2,649)	—		(4,715)	—
Realized loss from sales of short-term investments	(1,281)	(5,195)		(1,281)	(5,195)
Total other non-operating income (loss)	$(3,784)	$(4,035)	6.2%	$(3,516)	$1,270	(376.9)%
Comparison of the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026, total other non-operating loss consisted of: (i) $0.1 million interest income, net, primarily attributable to short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $2.6 million of non-cash expense from the remeasurement of assets and liabilities carried at fair value each reporting period; and (iii) $1.3 million realized loss on the sale of securities received in the current period in settlement of the EBITDA earn-out.

For the three months ended September 30, 2025, total other non-operating loss consisted of: (i) $1.1 million interest income, attributable to short-term investments and money market funds; and (ii) a $5.2 million realized loss on the sale of securities received as consideration in the Passenger business divestiture.

Comparison of the Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026, total other non-operating loss consisted of: (i) $1.0 million interest income, net, primarily attributable to short-term investments and our money market funds in the current year period (lower interest income is attributable to lower invested balances compared to the prior year period); (ii) $1.5 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price (the warrants expired in May 2026 with no remaining balance); (iii) $4.7 million of non-cash expense from the remeasurement of assets and liabilities carried at fair value each reporting period; and (iv) $1.3 million realized loss on the sale of securities received in the current period in settlement of the EBITDA earn-out.

For the nine months ended September 30, 2025, total other non-operating income consisted of: (i) $3.6 million interest income, attributable to short-term investments and money market funds; (ii) $2.9 million non-cash income due to fair value revaluation of warrant liabilities as the value of the warrant liabilities fluctuates with the warrants’ market price; and (iii) a $5.2 million realized loss on the sale of securities received as consideration in the Passenger business divestiture.

Income (Loss) from Discontinued Operations, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Net income (loss) from discontinued operations	$—	$67,073	(100.0)%	$(248)	$64,858	(100.4)%
Comparison of the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2025, net income from discontinued operations was $67.1 million and primarily consisted of (i) gain on disposal of discontinued operations of $60.4 million, (ii) operating income before tax of $7.2 million attributable to the Passenger business operations in the United States and Europe, and (iii) $0.6 million of tax expense attributable to the capital gain from the sale of the Passenger business.
Comparison of the Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026, net loss from discontinued operations was $(0.2) million, consisting of a post-closing adjustment to capital gain on the sale of the Passenger business of $0.3 million, net of tax benefit of $(0.1) million.
For the nine months ended September 30, 2025, net income from discontinued operations was $64.9 million, consisting primarily of gain on disposal of discontinued operations of $60.4 million and operating income before tax of $5.0 million attributable to the Passenger business operations in the United States and Europe.
Adjusted EBITDA

The following table presents our consolidated results on a continuing operations basis for Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Adjusted EBITDA (1)	$9,606	$4,214	128.0%	$23,903	$7,096	236.9%
(1) See section below “Reconciliations of Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Comparison of the Three Months Ended September 30, 2026 and 2025
Adjusted EBITDA from continuing operations increased by $5.4 million for the three months ended September 30, 2026, from $4.2 million in 2025 to $9.6 million in 2026, resulting from a $6.2 million increase in gross profit, partially offset by a $1.5 million increase in fixed costs, primarily attributable to the addition of Keystone in mid-September 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Adjusted EBITDA from continuing operations increased by $16.8 million for the nine months ended September 30, 2026 from $7.1 million in 2025 to $23.9 million in 2026, resulting from a $19.4 million increase in gross profit, partially offset by a $5.0 million increase in fixed costs, primarily attributable to the addition of Keystone in mid-September 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP measure that has been derived from amounts calculated in accordance with GAAP, although it is not itself a GAAP measure. Strata believes that Adjusted EBITDA, viewed in addition to and not in lieu of our reported U.S. GAAP results, provides useful information to investors by providing a more focused measure of operating results, enhancing the overall understanding of past financial performance and future prospects, and allowing for greater transparency with respect to a key metric used by management in its financial and operational decision making. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Adjusted EBITDA is defined and reconciled to the nearest GAAP financial measure below.
Adjusted EBITDA

Defined as net loss from continuing operations adjusted to exclude: (1) depreciation and amortization; (2) stock-based compensation; (3) change in fair value of warrant liabilities and assets and other liabilities; (4) interest income and expense; (5) income tax; (6) realized gains and losses on short-term investments; and (7) certain other non-recurring items (shown below) that management does not believe are indicative of the Company’s ongoing operating performance and would impact the comparability of results between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net loss from continuing operations	$(7,615)	$(9,657)	$(15,729)	$(14,678)
Add (deduct):
Depreciation and amortization	7,312	1,445	18,887	3,892
Stock-based compensation	5,049	1,646	13,790	10,372
Change in fair value of warrant liabilities	—	(33)	(1,530)	(2,862)
Change in fair value of assets and other liabilities	2,649	—	4,715	—
Realized loss from sales of short-term investments (1)	1,281	5,195	1,281	5,195
Interest income, net	(146)	(1,127)	(950)	(3,603)
Legal expenses and regulatory advocacy fees (2)	50	5,045	176	5,748
Contingent consideration compensation (earn-out) (3)	339	—	672	—
M&A transaction costs and integration of the acquired company (4)	395	1,134	1,697	1,168
Reorganization and rebranding costs related to the sale of the Passenger business (5)	210	—	801	—
Corporate staff costs included in the sold Passenger business (6)	—	566	—	1,864
Other (7)	82	—	93	—
Adjusted EBITDA	$9,606	$4,214	$23,903	$7,096
Revenue	$74,081	$49,298	$213,971	$130,354
Adjusted EBITDA as a percentage of revenue	13%	9%	11%	5%
(1) Consists of realized loss on the sale of securities of Joby Aviation received as consideration in the Passenger business divestiture, including earn-out consideration received in the current period.
(2) For the three and nine months ended September 30, 2026, includes the settlement fees related to one legal matter and legal fees relating to one specific litigation, partially offset by the reversal of a provision that had previously been adjusted in the calculation of Adjusted EBITDA. For the three and nine months ended September 30, 2025, comprised of legal fees related to the Drulias class action lawsuit, for which the parties entered into a Stipulation of Settlement to fully resolve the matter in December 2025. We consider those matters to be non-recurring and not representative of the legal and regulatory advocacy costs typically incurred in the ordinary course of business.
(3) Represents contingent consideration in connection with the Keystone acquisition, where part of the Seller earnout was allocated to a vendor.
(4) For the three and nine months ended September 30, 2026 and 2025, consists of M&A transaction costs (including legal fees and professional fees related to financial, legal, and tax due diligence); and costs of integrating Keystone into a public company environment, including enterprise resource planning migration and software development costs to enhance its internally developed software to meet internal control standards.
(5) For the three and nine months ended September 30, 2026, consists of rebranding costs related to the decommissioning of the Blade brand and the introduction of the Strata brand; one-time reorganization costs related to the restructuring of Strata headquarters staff following the transfer of certain positions to Joby Aviation; and software application costs incurred to separate our software from the Passenger platform.
(6) Represents corporate staff costs related to employees who transferred to Joby Aviation following the sale of the Passenger business on August 29, 2025. This adjustment is intended to enhance period-to-period comparability by excluding from all periods, costs associated with transferred employees whose corporate functions were not replaced. Under U.S. GAAP (ASC 205-20), these costs were required to remain in continuing operations prior to the divestiture because they were not directly attributable to discontinued operations.
(7) Consists of non-cash realized loss from disposal of fixed assets.

Liquidity and Capital Resources
Sources of Liquidity

As of September 30, 2026 and December 31, 2025, we had total liquidity of $41.6 million and $61.2 million, respectively, consisting of cash and cash equivalents of $35.1 million and $31.0 million, respectively, and short-term investments of $6.5 million and $30.3 million, respectively. In addition, as of September 30, 2026 and December 31, 2025, we had restricted cash of $0.3 million. The Company had net income of $50.2 million for the nine months ended September 30, 2025.
With $41.6 million of total liquid funds as of September 30, 2026, we anticipate that we have sufficient funds to meet our current operational needs for at least the next 12 months from the date this Quarterly Report is filed. Although we have not historically relied on external sources of financing to help fund our operational needs, in January 2026 we entered into a revolving credit facility (the “ABL Facility”) backed by our accounts receivable, that provides additional liquidity and financial flexibility. This facility provides for borrowings of up to $30.0 million and includes an accordion feature permitting increases of up to an additional $20.0 million, subject to lender consent and other conditions. The ABL Facility matures on January 30, 2029.
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
Liquidity Requirements
As of September 30, 2026, the Company had net working capital of $80.0 million, cash and cash equivalents of $35.1 million, and short-term investments of $6.5 million. The Company had net loss of $16.0 million for the nine months ended September 30, 2026.

In the course of our business, we have certain contractual relationships with third-party aircraft operators pursuant to which we may be contingently required to make payments in the future. As of September 30, 2026, we had commitments to purchase flights from various aircraft operators with aggregate minimum flight purchase guarantees under CPAs of $2.6 million for the year ending December 31, 2026. See “—Capacity Purchase Agreements” within Note 14 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Additionally, the Company has operating lease obligations related to real estate and vehicles with expected annual minimum lease payments of $0.3 million and $1.1 million for the years ending December 31, 2026 and 2027, respectively.

We may be required to make contingent consideration payments in connection with certain acquisitions, and may be entitled to receive contingent consideration proceeds in connection with the Passenger business divestiture. The fair value of the related contingent consideration assets and liabilities is included in the unaudited interim condensed consolidated balance sheets.

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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by / (used in) operating activities	$19,030	$(40,607)
Net cash (used in) / provided by investing activities	(5,691)	51,485
Net cash used in financing activities	(9,170)	(7,170)
Effect of foreign exchange rate changes on cash balances	—	(339)
Net increase in cash and cash equivalents and restricted cash	$4,169	$3,369
Cash Provided by / (Used In) Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $19.0 million, driven by a net loss of $16.0 million, adjusted for net non-cash items of $37.9 million and $2.9 million of net cash used by changes in working capital assets and liabilities. The $2.9 million of net cash used by changes in working capital assets and liabilities was primarily driven by: a $2.6 million decrease in accounts payable and accrued expenses attributable mainly to the payment of the 2025 short term incentive plan bonus and settlement of other accrued liabilities; a $1.3 million increase in prepaid expenses and other current assets driven by tax prepayments partially offset by the timing of operator prepayments; partially offset by a $0.8 million decrease in accounts receivable primarily reflecting high collection of receivables during the period, which more than offset the impact of increase in revenue.
For the nine months ended September 30, 2025, net cash used in operating activities was $40.6 million, driven by a net income of $50.2 million, adjusted for net non-cash items of $43.3 million; transaction costs paid related to the sale of the Passenger business of $6.0 million; $44.3 million paid in connection with the Keystone acquisition for settlement of seller-assumed liabilities, which were directed to third parties and therefore classified within operating activities; and net $2.8 million of cash provided by changes in our working capital assets and liabilities. The $2.8 million net cash provided by changes in our working capital assets and liabilities was primarily driven by an increase in accounts payable and accrued liabilities of $8.4 million attributable to legal fees provision and other transaction costs, an increase in deferred revenue of $1.6 million; a decrease in prepaid and other current assets of $0.8 million and a decrease in other non-current assets of $0.7 million; partially offset by an increase of $8.6 million in accounts receivable attributable to the revenue growth.
Cash (Used In) / Provided by Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $5.7 million, driven by $35.8 million in cash consideration paid, net of cash acquired, consisting of $35.2 million for the 2026 Acquisitions and $0.6 million of final net working capital settlement for Keystone; $8.1 million in purchases of property and equipment, driven primarily by $3.7 million for the acquisition of an aircraft and $3.0 million of capitalized maintenance costs of the existing fleet; $6.3 million in purchases of held-to-maturity investments; $1.0 million in capitalized software development costs; and $0.3 million in cash transferred with the sale of the Passenger business, driven by the final net working capital adjustment payment to the buyer; partially offset by $30.5 million of proceeds from maturities of held-to-maturity investments and $15.3 million of proceeds from the sale of Buyer Shares received in the third quarter from the settlement of the EBITDA earn-out.
For the nine months ended September 30, 2025, net cash provided by investing activities was $51.5 million, driven by $70.2 million of proceeds from the sale of Buyer Shares received from the sale of the Passenger business; partially offset by $65.2 million in cash consideration paid in connection with the Keystone acquisition; $7.9 million in purchases of property and equipment, consisting primarily of a spare engine, aircraft capitalized maintenance costs, purchase of vehicles used for organ ground transportation; $1.3 million in capitalized software development costs; $1.2 million in cash transferred with the sale of the Passenger business and $203.0 million of proceeds from maturities of held-to-maturity investments net of $146.3 million in purchases of held-to-maturity investments.

Cash Used In Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $9.2 million, driven by $8.9 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company and $0.4 million of debt issuance costs incurred with establishing the ABL Facility.

For the nine months ended September 30, 2025, net cash used in financing activities was $7.2 million, driven by $7.3 million in cash paid for payroll tax payments on behalf of employees in exchange for shares withheld by the Company, partially offset by $0.1 million of proceeds from the exercise of stock options.
Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
For information on the Company’s significant accounting policies and estimates refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies and estimates as of September 30, 2026.
Item 3. Quantitative and qualitative disclosures about market risk
Our primary market risk exposure is interest rate risk related to potential borrowings. Borrowings under our ABL Facility bear interest at a variable rate based on SOFR plus an applicable margin as described in Note 18 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2026, there were no outstanding borrowings under the ABL Facility and accordingly our earnings and cash flows would not have been materially impacted by a hypothetical change in interest rates.
We do not have exposure to foreign currency exchange rate risk as our operations are conducted entirely within the United States following the sale of our Passenger business in August 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our co-principal executive officers and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our co-principal executive officers and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Other than the on-going integration activities related to the Keystone acquisition which will be included in our December 31, 2026 assessment, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

On August 16, 2026, Scott M. Wunsch, Chief Executive Officer of Logistics, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 300,000 shares of common stock. The duration of the Rule 10b5-1 Plan is until November 15, 2027 or earlier if all transactions under such plan are completed.

On September 4, 2026, William A. Heyburn, our Co-Chief Executive Officer and Chief Financial Officer, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 300,000 shares of common stock. The duration of the Rule 10b5-1 Plan is until December 31, 2027 or earlier if all transactions under such plan are completed.

On September 4, 2026, Melissa M. Tomkiel, our Co-Chief Executive Officer and General Counsel, adopted a Rule 10b5-1 Plan providing for the sale from time to time of up to 330,000 shares of common stock. The duration of the Rule 10b5-1 Plan is until December 31, 2027 or earlier if all transactions under such plan are completed.

On September 11, 2026, Amir M. Cohen, our Chief Accounting and Integration Officer, amended his existing Rule 10b5-1 Plan, originally adopted on December 10, 2025, to decrease the aggregate number of shares of common stock authorized for sale from 86,470 to 41,289 and to extend the expiration date from February 28, 2027 to December 31, 2027, or earlier if all transactions under such arrangement are completed. The amendment is deemed to constitute the termination of the existing trading plan and the adoption of a new Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
Share Repurchase Program
On November 3, 2026, the Board of Directors of the Company announced a share repurchase program for up to $20.0 million of its Class A common stock excluding brokers’ commissions (the “Program”). The Program will expire on April 28, 2028 and may be modified, suspended or discontinued at any time.

Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of any repurchases will depend on a number of factors, including the market price of the Company’s Class A common stock, restrictions under any financing arrangements and general market and economic conditions. The Program does not obligate the Company to repurchase any dollar amount or number of shares.
The Company also entered into the Second Amendment to Credit Agreement, dated as of October 30, 2026, by and among Strata Critical Medical, Inc., Strata Critical, Inc., Heart and Lung Transplant National Recovery Program, LLC, Louisville Perfusion Services, LLC, Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), pursuant to which restricted payments are permitted to be made pursuant to a share repurchase program that has been approved by the Administrative Agent. On November 2, 2026, the Administrative Agent approved the Program.
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
10.1*
First Amendment to Credit Agreement, dated as of June 1, 2026, by and among Strata Critical Medical, Inc., Strata Critical, Inc., Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.2*
Second Amendment to Credit Agreement, dated as of October 30, 2026, by and among Strata Critical Medical, Inc., Strata Critical, Inc., Heart and Lung Transplant National Recovery Program, LLC, Louisville Perfusion Services, LLC, Trinity Air Medical, LLC, Keystone Perfusion Services, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

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

STRATA CRITICAL MEDICAL, INC.

Date: November 3, 2026	By:	/s/ Melissa Tomkiel
	Name:	Melissa Tomkiel
	Title:	Co-Chief Executive Officer and General Counsel (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ William A. Heyburn
	Name:	William A. Heyburn
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive & Financial Officer)

Date: November 3, 2026	By:	/s/ Amir M. Cohen
	Name:	Amir M. Cohen
	Title:	Chief Accounting and Integration Officer (Principal Accounting Officer)